Form 10-Q
period 2016-12-31
World Currency Gold Trust
filed 2017-03-09
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from

Commission file number 001-37996

SPDR® Long Dollar Gold Trust

a series of

WORLD CURRENCY GOLD TRUST

(SPONSORED BY WGC USA ASSET MANAGEMENT COMPANY, LLC)

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-7650517
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o WGC USA Asset Management Company, LLC

685 Third Avenue 27th Floor

New York, New York 10017

(Address of Principal Executive Offices)

(212) 317-3800

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 7, 2017, the Registrant had 220,000 Shares outstanding.

WORLD CURRENCY GOLD TRUST

WORLD CURRENCY GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements

Unaudited Statement of Financial Condition

at December 31, 2016

	SPDR® Long Dollar Gold Trust Dec-31, 2016	Total (a)
ASSETS
Cash and cash equivalents	$1,000	$1,000

Total Assets	$1,000	$1,000

Net Assets (b) (applicable to 10 Shares outstanding)	$1,000	$1,000

(a)	The Total column represents the balances of World Currency Gold Trust and SPDR® Long Dollar Gold Trust on a combined basis.

(b)	The Trust, on behalf of the Fund, is authorized to issue an unlimited number of shares of beneficial interest without par value. 5,000,000 authorized shares to be issued upon registration.

See notes to the unaudited financial statements

WORLD CURRENCY GOLD TRUST

Unaudited Statement of Operations

For the three months ended December 31, 2016

	SPDR® Long Dollar Gold Trust Three Months Ended Dec-31, 2016	Total (a)
Expenses
Total expenses	$—	$—

Net investment gain/(loss)	—	—

Net income/(loss)	$—	$—

(a)	The Total column represents the balances of World Currency Gold Trust and SPDR® Long Dollar Gold Trust on a combined basis.

See notes to the unaudited financial statements

WORLD CURRENCY GOLD TRUST

Unaudited Statement of Cash Flows

For the three months ended December 31, 2016

	SPDR® Long Dollar Gold Trust Three Months Ended Dec-31, 2016	Total (a)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$—	$—

Net cash provided by operating activities	$—	$—

NET CASH PROVIDED BY FINANCING ACTIVITIES
Sale of shares	$1,000	$1,000

Net cash provided by financing activities	$1,000	$1,000

Cash balance at beginning of period	$—	$—

Cash balance at end of period	$1,000	$1,000

(a)	The Total column represents the balances of World Currency Gold Trust and SPDR® Long Dollar Gold Trust on a combined basis.

See notes to the unaudited financial statements

WORLD CURRENCY GOLD TRUST

Unaudited Statement of Changes in Net Assets

For the three months ended December 31, 2016

	SPDR® Long Dollar Gold Trust Three Months Ended Dec-31, 2016	Total (a)
Net Assets - Opening Balance	$—	$—
Net investment gain/(loss)	—	—
Sale of shares	1,000	1,000

Net Assets - Closing Balance	$1,000	$1,000

(a)	The Total column represents the balances of World Currency Gold Trust and SPDR® Long Dollar Gold Trust on a combined basis.

See notes to the unaudited financial statements

WORLD CURRENCY GOLD TRUST

Notes to the unaudited financial statements

1.	Organization

World Currency Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by a Third Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”) dated as of January 6, 2017, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established five separate series. The accompanying unaudited financial statements relate to the Trust and the SPDR® Long Dollar Gold Trust (the “Fund”), currently the only operational series of the Trust, which commenced operations in the first calendar quarter of 2017. The fiscal year end of both the Trust and the Fund is September 30. The Trust has had no operations to date other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended, and the sale and issuance by the Fund on December 19, 2016 to WGC (US) Holdings, Inc., an affiliate of the Sponsor, of 10 Shares of the Fund at an aggregate purchase price of $1,000. As such, prior period comparative financial statements are not presented. The investment objective of the Fund is to seek to track the performance of the Solactive GLD® Long USD Gold Index (the “Index”), less Fund expenses. The Index seeks to track the daily performance of a long position in physical gold (as represented by the LBMA Gold Price AM) and a short position in a basket of non-U.S. currencies (i.e., a long U.S. dollar (“USD”) exposure versus the basket). Those non-U.S. currencies, which are weighted according to the Index, consist of the following: euro, Japanese yen, British pound sterling, Canadian dollar, Swedish krona and Swiss franc (each, a “Reference Currency”).

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM”, is the Administrator and Transfer Agent of the Fund. BNYM also serves as the custodian of the Fund’s cash, if any. HSBC Bank plc (the “Custodian”) is responsible for custody of the Fund’s gold bullion. Merrill Lynch International is the Gold Delivery Provider to the Fund. State Street Global Markets, LLC is the marketing agent of the Fund. Solactive AG has licensed the Index to the Sponsor for use with the Fund.

Capitalized terms used but not defined herein shall have meaning as set forth in the Declaration of Trust.

2.	Significant accounting policies

The following is a summary of significant accounting policies.

2.1	Basis of Accounting

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which require management to make certain estimates and assumptions that affect the reported amounts and disclosures in the unaudited financial statements. Actual results could differ from those estimates.

2.2	Cash and cash equivalents

Cash and cash equivalents include highly liquid investments of sufficient credit quality with original maturity of three months or less.

2.3	Income Taxes

The Fund should be classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Fund will not be subject to U.S. federal income tax. Instead, the Fund’s income and expenses will “flow through” to the Shareholders, and the Administrator will report the Fund’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2016.

2.4	Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3.	Investment Company Status

The Fund is an investment company in accordance with U.S. GAAP and follows the accounting and reporting guidance according to Accounting Standards Codification Topic 946.

4.	Accounting for Investment in Gold

The Fund’s policy is to value the investment in gold bullion at fair value. U.S. GAAP defines fair value as the price the Fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date.

The Fund’s assets will consist of allocated gold bullion and, from time to time, cash, which is used to pay expenses.

The Administrator will value the gold held by the Fund on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. The net asset value (“NAV”) of the Fund is the aggregate value of the Fund’s assets less its liabilities. In determining the NAV of the Fund, the Administrator will value the gold held by the Fund on the basis of the price of an ounce of gold determined by the IBA 10:30 AM auction process (“LBMA Gold Price AM”), which is an electronic auction, with the imbalance calculated and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator will determine the NAV of the Fund on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price AM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM will be used in the determination of the NAV of the Fund, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

The investment in gold bullion will be held by the Custodian on behalf of the Fund and reported on each trading day. Gold receivable will represent the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Fund’s allocated bullion account at the Custodian. Transfers generally occur within three business days of the trade date. Gold payable will represent the quantity of gold covered by contractually binding orders for the redemption of Shares where gold has not yet been transferred out of the Fund’s allocated bullion account at the Custodian.

A gain or loss will be recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts will be reported as net realized gain/(loss) from investment in gold sold.

5.	Creation and Redemption of the Shares

The Fund expects to issue and redeem the Shares from time to time, but only in large aggregations of 10,000 Shares referred to as “Creation Units.” Creation Units may be created or redeemed only by certain financial institutions known as “Authorized Participants” that have entered into an Authorized Participant Agreement with the Sponsor and BNYM, as the Fund’s administrator. The creation and redemption of Creation Units require the delivery to the Fund or the distribution by the Fund of the amount of gold bullion represented by the Creation Units being created or redeemed. The dollar amount of a Creation Unit is a function of the NAV of the number of Shares included in the Creation Unit. The initial amount of gold bullion required for deposit with the Fund to create Shares is 1,000 ounces per Creation Unit. The number of ounces of gold bullion required to be delivered in exchange for a Creation Unit, or to be delivered by the Fund upon the redemption of a Creation Unit, will increase or decrease depending on (i) fluctuations in the price of gold; (ii) fluctuations in the value of the USD relative to the value of the Reference Currencies reflected in the Index; and (iii) accrued fees payable by the Fund. Authorized Participants will pay a transaction fee to the Custodian for each order to create or redeem Creation Units. Authorized Participants may sell the Shares included in the Creation Units they create to other investors.

The Fund has the right, but not the obligation, to reject any Redemption Order if (i) the order is not in proper form as described in the Participant Agreement, (ii) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (iii) the Fund determines that acceptance of the order from an Authorized Participant would expose the Fund to credit risk, or (iv) circumstances outside the control of the Administrator, the Sponsor or the Custodian make the redemption, for all practical purposes, not feasible to process.

The Fund may, in its discretion, and will when directed by the Sponsor, suspend the right of redemption, or postpone the redemption settlement date: (1) for any period during which NYSE Arca is closed other than customary weekend or holiday closings, or trading on NYSE Arca is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of gold bullion is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of the Shareholders.

6.	Organizational and Offering Costs and Operating Expenses

Organizational and offering costs in the amount of $417,335 are the responsibility of the Trust’s Sponsor. The Fund’s only ordinary recurring operating expenses are expected to be the Sponsor’s annual fee of 0.33% of the NAV of the Fund and the Gold Delivery Provider’s annual fee of 0.17% of the NAV of the Fund, each of which accrue daily. The Sponsor’s fee is payable by the Fund monthly in arrears, while the Gold Delivery Provider’s fee is paid daily, so that the Fund’s total annual expense ratio is expected to equal to 0.50% of daily net assets. Expenses payable by the Fund will reduce the NAV of the Fund. Except for the fees payable to the Sponsor and the Gold Delivery Provider, which will be paid by the Fund, the Sponsor is responsible for the payment of all ordinary fees and expenses of the Fund, including but not limited to the following: fees charged by the Fund’s administrator, custodian, index provider, marketing agent and trustee; exchange listing fees; typical maintenance and transaction fees of The Depository Trust Company; SEC registration fees; printing and mailing costs; audit fees and expenses; and, legal fees not in excess of $100,000 per annum and expenses and applicable license fees. The Sponsor is not, however, required to pay any extraordinary expenses not incurred in the ordinary course of the Fund’s business.

7.	Termination

The term of the Trust and the Fund is perpetual (unless terminated earlier in certain circumstances).

8.	Indemnification

The Sponsor will not be liable to the Trust, the Fund, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any gold bullion or other assets of the Fund. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Fund of the costs of expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

9.	Financial Highlights

At the date of the unaudited financial statements per Share, total return and expense ratio data are not considered meaningful to investors because the Fund has not commenced operations.

10.	Subsequent Events

Shares of the Fund began trading on the NYSE Arca, Inc. under the symbol “GLDW” on January 30, 2017. As of March 7, 2017, 220,000 Shares were outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. The discussion and analysis which follows may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. The Trust’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

Organization and Trust Overview

World Currency Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by a Third Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”) dated as of January 6, 2017, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established five separate series. The accompanying unaudited financial statements relate to the Trust and the SPDR® Long Dollar Gold Trust (the “Fund”), currently the only operational series of the Trust, which commenced operations in the first calendar quarter of 2017. The fiscal year end of both the Trust and the Fund is September 30. The Trust has had no operations to date other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended, and the sale and issuance by the Fund on December 19, 2016 to WGC (US) Holdings, Inc., an affiliate of the Sponsor, of 10 Shares of the Fund at an aggregate purchase price of $1,000. The investment objective of the Fund is to seek to track the performance of the Solactive GLD® Long USD Gold Index (the “Index”), less Fund expenses. The Index seeks to track the daily performance of a long position in physical gold (as represented by the LBMA Gold Price AM) and a short position in a basket of non-U.S. currencies (i.e., a long U.S. dollar (“USD”) exposure versus the basket). Those non-U.S. currencies, which are weighted according to the Index, consist of the following: euro, Japanese yen, British pound sterling, Canadian dollar, Swedish krona and Swiss franc (each, a “Reference Currency” as noted above).

Critical Accounting Policy

Valuation of Gold, Definition of NAV

The Fund’s policy is to value the investment in gold bullion at fair value. The Administrator will value the gold held by the Fund on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. The net asset value (“NAV”) of the Fund is the aggregate value of the Fund’s assets less its liabilities. In determining the NAV of the Fund, the Administrator will value the gold held by the Fund on the basis of the price of an ounce of gold determined by the IBA 10:30 AM auction process (“LBMA Gold Price AM”), which is an electronic auction, with the imbalance calculated and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator will determine the NAV of the Fund on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price AM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM will be used in the determination of the NAV of the Fund, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

Custody of Gold

The Custodian is HSBC Bank plc. The Custodian is responsible for the safekeeping of the gold bullion held by the Fund.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Fund is a passive investment vehicle. It is not actively managed and is designed to track the Index during periods in which the Index is flat or declining as well as when the Index is rising. Accordingly, fluctuations in the value of gold bullion and/or the value of USD relative to the Reference Currencies will affect the value of the Shares.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and to Audit Committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, Page 16 “Risk Factors” in our prospectus dated January 27, 2017, filed pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-206640, which could materially affect our business, financial condition or future results. The risks described in our Amended Form S-1 are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	On December 19, 2016 the Trust sold 10 Shares of the Fund to WGC (US) Holdings, Inc., an affiliate of the Sponsor at an aggregate purchase price of $1,000 in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

b)	Not applicable.

c)	Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WGC USA Asset Management Company, LLC
Sponsor of the World Currency Gold Trust
(Registrant)

/s/ Joseph R. Cavatoni
Joseph R. Cavatoni
Principal Executive Officer

/s/ Samantha McDonald
Samantha McDonald
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 9, 2017

*	The Registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC the Sponsor of the Registrant.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended to December 31, 2016.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.