Form 10-Q
period 2017-03-31
World Currency Gold Trust
filed 2017-05-05
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2017

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to

Commission file number: 001-37996

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company    ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2017, the Registrant had 220,000 Shares outstanding.

WORLD CURRENCY GOLD TRUST

WORLD CURRENCY GOLD TRUST

Part 1.	FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Index

Documents	Page
Unaudited Statement of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Cash Flows and Statements of Changes in Net Assets	2
World Currency Gold Trust and SPDR® Long Dollar Gold Trust (combined)	3
SPDR® Long Dollar Gold Trust	7
Notes to Unaudited Financial Statements	12

World Currency Gold Trust

Unaudited Combined Statement of Financial Condition

at March 31, 2017(2)

(Amounts in 000’s of US$ except for share and per share data)	Mar-31, 2017
(unaudited)
ASSETS
Investment in Gold (cost $26,332 at March 31, 2017)	$27,144
Gold Delivery Agreement receivable	160

Total Assets	$27,304

LIABILITIES
Accounts payable to Sponsor	$8

Total Liabilities	8

Net Assets	$27,296

Shares issued and outstanding(1)	220,000
Net asset value per Share	$124.07

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.
(2)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

World Currency Gold Trust

Unaudited Combined Schedule of Investments

at March 31, 2017(1)

(All balances in 000’s except for percentages)

March 31, 2017	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	21.9	$26,332	$27,144	99.44%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	21.9	$26,332	$27,144	99.44%
Assets in excess of liabilities			152	0.56%

Net Assets			$27,296	100.00%

Derivatives Contract

at March 31, 2017 (unaudited)

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$27,144	6/28/19	$—

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

World Currency Gold Trust

Unaudited Combined Statements of Operations

For the three and six months ended March 31, 2017(1)

(Amounts in 000’s of US$, except per share data)	Three Months Ended Mar-31, 2017	Six Months Ended Mar-31, 2017
	(unaudited)	(unaudited)
Expenses
Sponsor fees	$13	$13
Gold Delivery Provider fees	7	7

Total expenses	20	20

Net investment loss	(20)	(20)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	1
Net realized gain/(loss) on Gold Delivery Agreement	(86)	(86)
Net realized gain/(loss) from gold sold to cover Gold Delivery Provider fees	39	39
Net change in unrealized appreciation/(depreciation) on investment in gold	812	812

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	766	766

Net Income	$746	$746

Net Income/(loss) per share	$3.85	$3.85

Weighted average number of shares (in 000’s)	194	194

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

World Currency Gold Trust

Unaudited Combined Statements of Cash Flows

For the three and six months ended March 31, 2017(1)

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2017	Six Months Ended Mar-31, 2017
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$12	$12
Cash expenses paid	(12)	(12)

Increase/(Decrease) in cash resulting from operations	—	—

INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of stock	—	1
Cash paid for repurchase of stock	(1)	(1)

Increase/(Decrease) in cash resulting from financing activities	(1)	—
Cash and cash equivalents at beginning of period	1	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$26,550	$26,550

Value of gold distributed for redemption of shares - net of gold payable	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows	$1,440	$1,440

Value of Gold Delivery Agreement outflows	$(1,686)	$(1,686)

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2017	Six Months Ended Mar-31, 2017
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income	$746	$746
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	12	12
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(1)	(1)
Net realized (gain)/loss from Gold Delivery Agreement	86	86
Net realized gain/(loss) from gold sold to cover Gold Delivery Provider fees	(39)	(39)
Net change in unrealized (appreciation)/depreciation on investment in gold	(812)	(812)
Increase/(Decrease) in accounts payable to Sponsor	8	8

Net cash provided by operating activities	$—	$—

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

World Currency Gold Trust

Unaudited Combined Statement of Changes in Net Assets

For the six months ended March 31, 2017(1)

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2017
(unaudited)
Net Assets - Opening Balance	$—
Creations	26,550
Repurchase of stock	(1)
Issuance of stock	1
Net investment loss	(20)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1
Net realized gain/(loss) from Gold Delivery Agreement	(86)
Net realized gain/(loss) from gold sold to cover Gold Delivery Provider fees	39
Net change in unrealized appreciation/(depreciation) on investment in gold	812

Net Assets - Closing Balance	$27,296

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

SPDR® Long Dollar Gold Trust

Unaudited Statement of Financial Condition

at March 31, 2017(2)

(Amounts in 000’s of US$ except for share and per share data)	Mar-31, 2017
(unaudited)
ASSETS
Investment in Gold (cost $26,332 at March 31, 2017)	$27,144
Gold Delivery Agreement receivable	160

Total Assets	$27,304

LIABILITIES
Accounts payable to Sponsor	$8

Total Liabilities	8

Net Assets	$27,296

Shares issued and outstanding(1)	220,000
Net asset value per Share	$124.07

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.
(2)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

SPDR® Long Dollar Gold Trust

Unaudited Schedule of Investments

at March 31, 2017(1)

(All balances in 000’s except for percentages)

March 31, 2017	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	21.9	$26,332	$27,144	99.44%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	21.9	$26,332	$27,144	99.44%
Assets in excess of liabilities			152	0.56%

Net Assets			$27,296	100.00%

Derivatives Contract

at March 31, 2017 (unaudited)

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$27,144	6/28/19	$—

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

SPDR® Long Dollar Gold Trust

Unaudited Statements of Operations

For the three and six months ended March 31, 2017(1)

(Amounts in 000’s of US$, except per share data)	Three Months Ended Mar-31, 2017	Six Months Ended Mar-31, 2017
	(unaudited)	(unaudited)
Expenses
Sponsor fees	$13	$13
Gold Delivery Provider fees	7	7

Total expenses	20	20

Net investment loss	(20)	(20)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	1
Net realized gain/(loss) on Gold Delivery Agreement	(86)	(86)
Net realized gain/(loss) from gold sold to cover Gold Delivery Provider fees	39	39
Net change in unrealized appreciation/(depreciation) on investment in gold	812	812

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	766	766

Net Income	$746	$746

Net Income/(loss) per share	$3.85	$3.85

Weighted average number of shares (in 000’s)	194	194

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

SPDR® Long Dollar Gold Trust

Unaudited Statements of Cash Flows

For the three and six months ended March 31, 2017(1)

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2017	Six Months Ended Mar-31, 2017
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$12	$12
Cash expenses paid	(12)	(12)

Increase/(Decrease) in cash resulting from operations	—	—

INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of stock	—	1
Cash paid for repurchase of stock	(1)	(1)

Increase/(Decrease) in cash resulting from financing activities	(1)	—
Cash and cash equivalents at beginning of period	1	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$26,550	$26,550

Value of gold distributed for redemption of shares - net of gold payable	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows	$1,440	$1,440

Value of Gold Delivery Agreement outflows	$(1,686)	$(1,686)

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2017	Six Months Ended Mar-31, 2017
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income	$746	$746
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	12	12
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(1)	(1)
Net realized (gain)/loss from Gold Delivery Agreement	86	86
Net realized gain/(loss) from gold sold to cover Gold Delivery Provider fees	(39)	(39)
Net change in unrealized (appreciation)/depreciation on investment in gold	(812)	(812)
Increase/(Decrease) in accounts payable to Sponsor	8	8

Net cash provided by operating activities	$—	$—

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

SPDR® Long Dollar Gold Trust

Unaudited Statement of Changes in Net Assets

For the six months ended March 31, 2017(1)

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2017
(unaudited)
Net Assets - Opening Balance	$—
Creations	26,550
Repurchase of stock	(1)
Issuance of stock	1
Net investment loss	(20)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1
Net realized gain/(loss) from Gold Delivery Agreement	(86)
Net realized gain/(loss) from gold sold to cover Gold Delivery Provider fees	39
Net change in unrealized appreciation/(depreciation) on investment in gold	812

Net Assets - Closing Balance	$27,296

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

WORLD CURRENCY GOLD TRUST

Notes to the unaudited financial statements

1.	Organization

World Currency Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Third Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of January 6, 2017, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established five separate series. The accompanying unaudited financial statements relate to the Trust and the SPDR® Long Dollar Gold Trust (the “Fund”), currently the only operational series of the Trust, which commenced operations in the first calendar quarter of 2017. The fiscal year end of both the Trust and the Fund is September 30.

The investment objective of the Fund is to seek to track the performance of the Solactive GLD® Long USD Gold Index (the “Index”), less Fund expenses. The Index seeks to track the daily performance of a long position in physical gold, as represented by the LBMA Gold Price AM, and a short position in a basket of specific non-U.S. currencies (i.e., a long U.S. dollar (“USD”) exposure versus the basket). Those non-U.S. currencies, which are weighted according to the Index, consist of the following: euro, Japanese yen, British pound sterling, Canadian dollar, Swedish krona, and Swiss franc (each, a “Reference Currency” and together the “Reference Currencies”).

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM”) is the Administrator and Transfer Agent of the Fund. BNYM also serves as the custodian of the Fund’s cash, if any. HSBC Bank plc (the “Custodian”) is responsible for custody of the Fund’s gold bullion. Merrill Lynch International is the Gold Delivery Provider to the Fund. State Street Global Markets, LLC is the marketing agent of the Fund. Solactive AG (“Index Provider”) has licensed the Index to the Sponsor for use with the Fund.

The statements of financial condition and schedules of investments at March 31, 2017, the statements of operations and of cash flows for the three and six months ended March 31, 2017 and the statements of changes in net assets for the six months ended March 31, 2017 have been prepared on behalf of the Trust and the Fund without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2017 and for all periods presented have been made. The results of operations for the three and six months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year.

Capitalized terms used but not defined herein shall have the meaning as set forth in the Declaration of Trust.

The Trust had no operations with respect to the Fund’s Shares prior to January 27, 2017 other than matters relating to its organization, the registration of the Fund’s Shares under the Securities Act of 1933, as amended, and the sale and issuance by the Fund on December 19, 2016 to WGC (US) Holdings, Inc. of 10 Shares of the Fund for an aggregate purchase price of $1,000.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies.

2.1.	Basis of Accounting

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which require management to make certain estimates and assumptions that affect the reported amounts and disclosures in the unaudited financial statements. Actual results could differ from those estimates.

These financial statements present the financial condition, results of operations and cash flows of the Fund and the Fund and Trust combined. For the periods presented, there were no balances or activity for the Trust apart from those from the Fund when combined, and the footnotes accordingly relate to the Fund, unless stated otherwise.

2.2.	Basis of Presentation

The financial statements are presented for the Trust, as the SEC registrant, combined with the Fund and for the Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund shall be enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other fund that the Trust may establish in the future.

2.3.	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments of sufficient credit quality with original maturity of three months or less.

2.4.	Investment Company Status

The Fund is an investment company in accordance with U.S. GAAP and follows the accounting and reporting guidance according to Accounting Standards Codification Topic 946.

2.5.	Solactive GLD® Long USD Gold Index—Gold Delivery Agreement

The Index is designed to represent the daily performance of a long position in physical gold, as represented by the LBMA Gold Price AM, and a short position in the basket of Reference Currencies with weightings determined by the Index (“FX Basket”). The Reference Currencies and their respective weightings in the Index are as follows: euro (EUR/USD) (57.6%), Japanese yen (USD/JPY) (13.6%), British pound sterling (GBP/USD) (11.9%), Canadian dollar (USD/CAD) (9.1%), Swedish krona (USD/SEK) (4.2%), and Swiss franc (USD/CHF) (3.6%).

Pursuant to the terms of the Gold Delivery Agreement, the Fund will enter into a transaction to deliver gold bullion to, or receive gold bullion from, Merrill Lynch International, as Gold Delivery Provider, each Business Day. The amount of gold bullion transferred essentially will be equivalent to the Fund’s profit or loss as if the Fund had exchanged the Reference Currencies comprising the FX Basket, in the proportion in which they are reflected in the Index, for USDs in an amount equal to the Fund’s holdings of gold bullion on such day. In general, if there is a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increases), the Fund will receive gold bullion. In general, if there is a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreases), the Fund will deliver gold bullion. In this manner, the amount of gold bullion held by the Fund will be adjusted to reflect the daily change in the value of the Reference Currencies comprising the FX Basket against the USD. The Gold Delivery Agreement requires gold bullion ounces calculated pursuant to formulas contained in the Gold Delivery Agreement to be delivered to the custody account of the Fund or Gold Delivery Provider, as applicable. The fee that the Fund pays the Gold Delivery Provider for its services under the Gold Delivery Agreement is accrued daily and reflected in the calculation of the amount of gold bullion to be delivered pursuant to the Gold Delivery Agreement. The realized gain/loss from the Gold Delivery Agreement is disclosed on the Statement of Operations and the Statement of Changes in Net Assets. The realized gain/loss is only shown on the Statement of Financial Condition to the extent not received/paid.

2.6.	Fair Value Measurement

U.S. GAAP defines fair value as the price the Fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Fund’s policy is to value its investments at fair value.

Various inputs are used in determining the fair value of the Fund’s assets or liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 – Inputs that are unobservable for the asset and liability, including the Fund’s assumptions (if any) used in determining the fair value of investments.

The following table summarizes the Fund’s investments at fair value:

(Amounts in 000’s of US$) March 31, 2017	Level 1	Level 2	Level 3
Investment in Gold	$27,144	$—	$—
Gold Delivery Agreement	—	—	—

Total	$27,144	$—	$—

There were no transfers between Level 1 and other Levels for the six months ended March 31, 2017.

The Administrator values the gold held by the Fund on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. In determining the net asset value (“NAV”) of the Fund, the Administrator values the gold held by the Fund on the basis of the price of an ounce of gold determined by the IBA 10:30 AM auction process (“LBMA Gold Price AM”), which is an electronic auction, with the imbalance calculated and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculates the NAV of the Trust on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price AM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM is used in the determination of the NAV of the Fund, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

2.7.	Custody of Gold

Gold bullion is held by HSBC Bank plc on behalf of the Fund. During the six month period ended March 31, 2017, no gold was held by a subcustodian.

2.8.	Gold Delivery Agreement Receivable

Gold Delivery Agreement receivable represents the quantity of gold due to be received under the Gold Delivery Agreement. The gold is transferred to the Fund’s allocated gold bullion account at the Custodian two business days after the valuation date.

Mar-31, 2017
(Amounts in 000’s of US$)
Gold Delivery Agreement receivable	$160

2.9.	Gold Delivery Agreement Payable

Gold Delivery Agreement payable represents the quantity of gold due to be delivered under the Gold Delivery Agreement. The gold is transferred from the Fund’s allocated gold bullion account at the Custodian two business days after the valuation date.

Mar-31, 2017
Gold Delivery Agreement payable	$—

2.10.	Creations and Redemptions of Shares

The Fund creates and redeems Shares from time to time, but only in one or more Creation Units (a Creation Unit equals a block of 10,000 Shares). The Fund issues Shares in Creation Units to certain authorized participants (“Authorized Participants”) on an ongoing basis. The creation and redemption of Creation Units is only made in exchange for the delivery to the Fund or the distribution by the Fund of the amount of gold and any cash represented by the Creation Units being created or redeemed, the amount of which will be based on the combined net asset value of the number of Shares included in the Creation Units being created or redeemed determined on the day the order to create or redeem Creation Units is properly received.

The Fund commenced trading shares in January 2017. As the Shares of the Fund are redeemable in Creation Units at the option of the Authorized Participants, the Fund has classified the Shares as Net Assets. Changes in the Shares for the six months ended March 31, 2017 are as follows:

Six Months Ended Mar-31, 2017
(Amounts in 000’s)
Activity in Number of Shares Issued and Outstanding:
Creations	220
Redemptions	(—)

Net change in number of Shares Issued and Outstanding	220

Six Months Ended Mar-31, 2017
(Amounts in 000’s of US$)
Activity in Value of Shares Issued and Outstanding:
Creations	$26,550
Redemptions	(—)

Net change in value of Shares Issued and Outstanding	$26,550

2.11.	Revenue Recognition Policy

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses. When selling gold to pay expenses, the Administrator will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Fund’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, to meet expenses the Administrator will give a sell order and sell gold to the Custodian at the next LBMA Gold Price AM following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay expenses on the Statement of Operations.

The Fund’s net realized and change in unrealized gain/(loss) on investment in gold for the six month period ended March 31, 2017 of $766 is made up of a realized gain of $1 from the sale of gold to pay Sponsor fees, a realized loss of $86 from the Gold Delivery Agreement, a realized gain of $39 from gold sold to cover Gold Delivery Provider fees, and a change in unrealized appreciation of $812 on investment in gold.

2.12.	Income Taxes

The Fund should be classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Fund will not be subject to U.S. federal income tax. Instead, the Fund’s income and expenses will “flow through” to the Shareholders, and the Administrator will report the Fund’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2017.

3.	Related Parties – Sponsor

The Sponsor will receive an annual fee equal to 0.33% of the daily NAV of the Fund.

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

4.	Fund Expenses

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

5.	Concentration of Risk

The Fund’s primary business activity is the investment in gold bullion, the gold delivery agreement, and the issuance and sale of Shares. Various factors could affect the price of gold including: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, South Africa and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Fund’s financial position and results of operations.

6.	Foreign Currency Risk

The Fund does not hold foreign currency, but it is exposed to foreign currency risk as a result of its transactions under the Gold Delivery Agreement. Foreign currency exchange rates may fluctuate significantly over short periods of time and can be unpredictably affected by political developments or government intervention. The value of the Reference Currencies included in the FX Basket may be impacted by several factors, including: monetary policies of central banks within the relevant foreign countries or markets; global or regional economic, political or financial events; inflation or interest rates of the relevant foreign countries and investor expectations concerning inflation or interest rates; and debt levels and trade deficits of the relevant foreign countries.

Currency exchange rates are influenced by the factors identified above and may also be influenced by, among other things: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence rates directly. These events and actions are unpredictable. The resulting volatility in the Reference Currency exchange rates relative to the USD could materially and adversely affect the value of the Shares.

7.	Counterparty Risk

If the Gold Delivery Provider fails to deliver Gold pursuant to its obligations under the Gold Delivery Agreement, such failure would have an adverse effect on the Fund in meeting its investment objective. Moreover, to the extent that the Gold Delivery Provider is unable to honor its obligations under the Agreement, such as due to bankruptcy or default under the Agreement or for any other reason, the Fund would need to find a new entity to act in the same capacity as the Gold Delivery Provider. If the Fund could not quickly find a new entity to act in that capacity, the Fund may not be able to meet its investment objective. The transactions under the Gold Delivery Agreement will terminate on June 28, 2019, unless the parties can agree on extension terms. If the parties cannot agree on extension terms and the Fund is unable to find a new entity to act as Gold Delivery Provider, the Fund may not be able to meet its investment objective.

8.	Derivative Contract Information

For the three or six months ended March 31, 2017, the effect of derivative contracts in the Fund’s Statement of Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Period ended Mar-31, 2017
(Amounts in 000’s of US$)
Currency Risk	Net Realized Gain (Loss) on Gold Delivery Agreement	(50)

The table below summarizes the average daily notional value of derivative contracts outstanding during the period:

Mar-31, 2017
(Amounts in 000’s of US$)
Average notional	$23,909

The notional of the contract varies daily based on the amount of gold held at the Custodian.

At March 31, 2017, the Fund’s over-the-counter (“OTC”) derivative assets and liabilities are as follows:

Gross and Net Amounts of Assets and Liabilities Presented in the Statement of Financial Condition
	Assets[a]	Liabilities[a]
Derivatives
Swap Contracts	$—	$—

[a]	Absent an event of default or early termination, OTC derivative assets and liabilities are presented gross and not offset in the Statement of Assets and Liabilities.

At March 31, 2017, the Fund’s OTC derivative assets, which may offset against the Fund’s OTC derivative liabilities and collateral received from the counterparty, are as follows:

Amounts Not Offset in the Combined Statement of Financial Condition
	Gross and Net Amounts of Assets Presented in the Combined Statement of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Received	Cash Collateral Received	Net Amount (Not less than zero)
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

At March 31, 2017, the Fund’s OTC derivative liabilities, which may offset against the Fund’s OTC derivative assets and collateral pledged from the counterparty, are as follows:

Amounts Not Offset in the Combined Statement of Financial Condition
	Gross and Net Amounts of Liabilities Presented in the Combined Statement of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Pledged	Cash Collateral Pledged	Net Amount (Not less than zero)
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

9.	Indemnification

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

The Trustee and each of its officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence. The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any gold bullion or other assets of the Fund. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

10.	Financial Highlights

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the six month period ended March 31, 2017. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Mar-31, 2017	Six Months Ended Mar-31, 2017
Net Asset Value
Net asset value per Share, beginning of period	$118.42	$118.42

Net investment income/(loss)	(0.10)	(0.10)
Net Realized and Change in Unrealized Gain (Loss)	5.75	5.75

Net Income/(Loss)	5.65	5.65

Net asset value per Share, end of period	$124.07	$124.07

Market value per Share, beginning of period(1)	$119.53	$119.53

Market value per Share, end of period	$124.39	$124.39

Ratio to average net assets
Net Investment income/(loss)(2)	(0.50)%	(0.50)%

Gross Expenses(2)	(0.50)%	(0.50)%

Net Expenses(2)	(0.50)%	(0.50)%

Total Return, at net asset value(1)(3)	4.77%	4.77%

Total Return, at market value(1)(3)	4.07%	4.07%

(1)	Shares began publicly trading on January 30, 2017; therefore the Total Return, at net asset value and Total Return, at market value are based on the period of January 30, 2017 to March 31, 2017.
(2)	Percentages are annualized.
(3)	Percentages are not annualized.

No comparative has been provided as the Fund commenced operations on January 27, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. World Currency Gold Trust’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

Organization and Trust Overview

World Currency Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Third Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”) dated as of January 6, 2017, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established five separate series. The accompanying unaudited financial statements relate to the Trust and the SPDR® Long Dollar Gold Trust (the “Fund”), currently the only operational series of the Trust, which commenced operations in the first calendar quarter of 2017. The fiscal year end of both the Trust and the Fund is September 30. The Fund will issue shares of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Trust has had no operations prior to January 27, 2017, other than matters relating to its organization, the registration of the Fund’s shares under the Securities Act of 1933, as amended, and the sale and issuance by the Fund on December 19, 2016 to WGC (US) Holdings, Inc., an affiliate of the Sponsor, of 10 Shares of the Fund at an aggregate purchase price of $1,000. The Fund’s Shares began trading on the NYSE Arca on January 30, 2017. As of May 4, 2017, the Fund has issued 220,000 shares, which are currently outstanding.

As of the date of this quarterly report, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and UBS Securities LLC are the Authorized Participants. An updated list of Authorized Participants can be obtained from the Administrator or the Sponsor.

The investment objective of the Fund is to seek to track the performance of the Solactive GLD® Long USD Gold Index (the “Index”), less Fund expenses. The Index seeks to track the daily performance of a long position in physical gold, as represented by the LBMA Gold Price AM, and a short position in a basket of non-U.S. currencies (i.e., a long U.S. dollar (“USD”) exposure versus the basket (“FX Basket”)). Those non-U.S. currencies, which are weighted according to the Index, consist of the following: euro, Japanese yen, British pound sterling, Canadian dollar, Swedish krona and Swiss franc (each, a “Reference Currency”).

In general, the USD value of an investment in Shares of the Fund is expected to increase when both the price of gold goes up and the value of the USD increases against the value of the Reference Currencies comprising the FX Basket (as weighted in the Index). Conversely, the USD value of an investment in Shares, in general, is expected to decrease when the price of gold goes down and the value of the USD decreases against the value of the Reference Currencies comprising the FX Basket (as weighted in the Index). If the price of gold increases and the value of the USD decreases against the value of the Reference Currencies comprising the FX Basket, or vice versa, the net impact of these changes will determine the NAV of the Fund on a daily basis.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the market price of the Shares and NAV of the Shares against the Index as well as the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE Arca:

Share price, NAV& Index v. gold price from January 30, 2017 to March 31, 2017

Gold Delivery Agreement Activity

The Gold Delivery Agreement is an agreement between the Fund and the Gold Delivery Provider pursuant to which gold is delivered to or from the Fund to reflect the Fund’s gains and losses with respect to the Reference Currencies comprising the FX Basket. The amount of gold bullion transferred under the Gold Delivery Agreement (the “Daily Deliverable Amount”) essentially is equivalent to the Fund’s profit or loss as if the Fund had exchanged the Reference Currencies for USDs in an amount equal to the Fund’s holdings of gold bullion on such day. In general, if there is a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increases), the Fund will receive gold bullion. In general, if there is a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreases), the Fund will deliver gold bullion. In this manner, the amount of gold bullion held by the Fund will be adjusted to reflect the daily change in the value of Reference Currencies comprising the FX Basket against the USD. For more information about the Gold Delivery Agreement, see Note 2.5.

From January 30, 2017 (the date the shares began trading on the NYSE Arca) to March 31, 2017, the Daily Deliverable Amount (gross less the fee paid to the Gold Delivery Provider) under the Gold Delivery Agreement ranged from 170.453 ounces of gold bullion delivered to 142.074 ounces of gold bullion received, having corresponding market values, respectively, of $209,853 and $178,005. Over that same period, the Fund delivered a net amount of 78.52 ounces of gold bullion, having a corresponding market value of $92,545.

Critical Accounting Policy

Valuation of Gold, Definition of NAV

The Fund’s policy is to value the investment in gold bullion at fair value. The Administrator will value the gold held by the Fund on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. The net asset value (“NAV”) of the Fund is the aggregate value of the Fund’s assets, including Gold Delivery Agreement less its liabilities. In determining the NAV of the Fund, the Administrator values the gold held by the Fund on the basis of the price of an ounce of gold determined by the IBA 10:30 AM auction process (“LBMA Gold Price AM”), which is an electronic auction, with the imbalance calculated and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator determines the NAV of the Fund on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price AM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM will be used in the determination of the NAV of the Fund, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

Once the value of the gold has been determined, the Administrator subtracts all estimated accrued expenses and other liabilities of the Fund from the total value of the gold and all other assets of the Fund. The resulting figure is the NAV of the Fund. The NAV of the Fund is used to compute the Sponsor’s fee. The Administrator determines the NAV per Share by dividing the NAV of the Fund by the number of Shares outstanding as of the close of trading on NYSE Arca.

Results of Operations

The Fund commenced operations on January 27, 2017 and in the period from then to March 31, 2017, 220,000 Shares (22 Creation Units) were created in exchange for 22,072 ounces of gold, and 10 ounces of gold were sold to pay expenses.

At March 31, 2017, the Custodian held 21,860.2 ounces of gold on behalf of the Fund in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars including gold payable, if any, with a market value of $27,143,779 (cost — $26,331,803) based on the LBMA Gold Price AM on March 31, 2017. Through the date of this report, (i) 129 ounces of gold were receivable by the Fund in connection with the settlement of the Gold Delivery Agreement and (ii) the Fund has used no subcustodians.

On March 14, 2017, Inspectorate International Limited, a precious metals auditor, concluded the annual random sample count of the Fund’s gold bullion held by the Custodian. The results can be found on www.spdrgoldshares.com.

Cash Resources and Liquidity

At March 31, 2017, the Fund did not have any cash balances. When selling gold to pay expenses, the Administrator endeavors to sell the smallest amount of gold needed to pay expenses in order to minimize the Fund’s holdings of assets other than gold. As a consequence, we expect that the Fund will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s Shares, investors should understand and follow movements in the price of gold. Investors should be aware that past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price AM in US dollars per ounce over the period from January 30, 2017 (the first date Shares began trading on the NYSE Arca) to March 31, 2017.

Daily gold price – January 30, 2017 to March 31, 2017

The average, high, low and end-of-period gold prices for the period from January 30, 2017 through March 31, 2017, based on the LBMA Gold Price AM were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)

January 30, 2017 to March 31, 2017	$1,230.10	$1,256.90	Mar 27, 2017	$1,189.85	Jan 30, 2017	$1,241.70	Mar 31, 2017

(1)	The end of period gold price is the LBMA Gold Price AM on the last business day of the period. This is in accordance with the Declaration of Trust and the basis used for calculating the NAV of the Fund.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Fund is a passive investment vehicle. It is not actively managed and is designed to track the Index during periods in which the Index is flat or declining as well as when the Index is rising. Accordingly, fluctuations in the value of gold bullion and/or the value of USD relative to the Reference Currencies will affect the value of the Shares.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s and the Fund’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Fund were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and to the Audit Committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting of the Trust or the Fund that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

You should carefully consider the risks described under “Risk Factors” in our prospectus dated January 27, 2017, filed pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-206640, which could materially affect our business, financial condition or future results and are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

On or about May 1, 2017, State Street Global Markets, LLC, the marketing agent of the Fund, will be renamed State Street Global Advisors Funds Distributors, LLC. The Marketing Agent will remain a registered broker-dealer with the Securities and Exchange Commission and a member of FINRA, but it will no longer be a member of the Municipal Securities Rulemaking Board, the National Futures Association, or the Boston Stock Exchange.

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

/s/ Joseph R Cavatoni
Joseph R Cavatoni
Principal Executive Officer

/s/ Samantha McDonald
Samantha McDonald
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 5, 2017

*	The registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC the Sponsor of the registrant.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended to March 31, 2017.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.