Form 10-Q
period 2017-06-30
World Currency Gold Trust
filed 2017-08-04
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2017

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

As of August 4, 2017, the Registrant had 160,000 Shares outstanding.

WORLD CURRENCY GOLD TRUST

WORLD CURRENCY GOLD TRUST

Part 1.	FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Index

Documents	Page
Unaudited Statement of Financial Condition, Schedule of Investments, Statements of Operations, Statements of Cash Flows and Statement of Changes in Net Assets	2
World Currency Gold Trust and SPDR® Long Dollar Gold Trust (combined)	2
SPDR® Long Dollar Gold Trust	7
Notes to Unaudited Financial Statements	12

World Currency Gold Trust

Unaudited Combined Statement of Financial Condition

at June 30, 2017(2)

(Amounts in 000’s of US$ except for share and per share data)	Jun-30, 2017
(unaudited)
ASSETS
Investment in Gold (cost $25,483 at June 30, 2017)	$26,233

Total Assets	$26,233

LIABILITIES
Accounts payable to Sponsor	$7
Gold Delivery Agreement payable	136

Total Liabilities	$143

Net Assets	$26,090

Shares issued and outstanding(1)	220,000
Net asset value per Share	$118.59

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.
(2)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

World Currency Gold Trust

Unaudited Combined Schedule of Investments

at June 30, 2017(1)

(All balances in 000’s except for percentages)

June 30, 2017	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	21.1	$25,483	$26,233	100.55%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	21.1	$25,483	$26,233	100.55%
Liabilities in excess of other assets			(143)	(0.55)%

Net Assets			$26,090	100.00%

Derivatives Contract

at June 30, 2017 (unaudited)

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$26,233	6/28/19	$—

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

World Currency Gold Trust

Unaudited Combined Statements of Operations

For the three and nine months ended June 30, 2017(1)

(Amounts in 000’s of US$, except per share data)	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2017
	(unaudited)	(unaudited)
Expenses
Sponsor fees	$22	$35
Gold Delivery Provider fees	11	18

Total expenses	33	53

Net investment loss	(33)	(53)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	2
Net realized gain/(loss) from Gold Delivery Agreement	(1,227)	(1,313)
Net realized gain/(loss) from gold sold to cover Gold Delivery Provider fees	115	154
Net change in unrealized appreciation/(depreciation) from investment in gold	(62)	750

Net realized and change in unrealized gain/(loss) from investment in gold and Gold Delivery Agreement	(1,173)	(407)

Net Loss	$(1,206)	$(460)

Net Income/(loss) per share	$(5.48)	$(2.20)

Weighted average number of shares (in 000’s)	220	209

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

World Currency Gold Trust

Unaudited Combined Statements of Cash Flows

For the three and nine months ended June 30, 2017(1)

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2017
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$34	$46
Cash expenses paid	(34)	(46)

Increase/(Decrease) in cash resulting from operations	—	—

INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of stock	—	1
Cash paid for repurchase of stock	—	(1)

Increase/(Decrease) in cash resulting from financing activities	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$—	$26,550

Value of gold distributed for redemption of shares - net of gold payable	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows - net of Gold Delivery Agreement receivable	$1,697	$3,137

Value of Gold Delivery Agreement outflows - net of Gold Delivery Agreement payable	$(2,628)	$(4,314)

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2017
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(1,206)	$(460)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	34	46
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(1)	(2)
Net realized (gain)/loss from Gold Delivery Agreement	1,227	1,313
Net realized (gain)/loss from gold sold to cover Gold Delivery Provider fees	(115)	(154)
Net change in unrealized (appreciation)/depreciation on investment in gold	62	(750)
Increase/(Decrease) in accounts payable to Sponsor	(1)	7

Net cash provided by operating activities	$—	$—

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

World Currency Gold Trust

Unaudited Combined Statement of Changes in Net Assets

For the nine months ended June 30, 2017(1)

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2017
(unaudited)
Net Assets - Opening Balance	$—
Creations	26,550
Repurchase of stock	(1)
Issuance of stock	1
Net investment loss	(53)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2
Net realized gain/(loss) from Gold Delivery Agreement	(1,313)
Net realized gain/(loss) from gold sold to cover Gold Delivery Provider fees	154
Net change in unrealized appreciation/(depreciation) on investment in gold	750

Net Assets - Closing Balance	$26,090

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

SPDR® Long Dollar Gold Trust

Unaudited Statement of Financial Condition

at June 30, 2017(2)

(Amounts in 000’s of US$ except for share and per share data)	Jun-30, 2017
(unaudited)
ASSETS
Investment in Gold (cost $25,483 at June 30, 2017)	$26,233

Total Assets	$26,233

LIABILITIES
Accounts payable to Sponsor	$7
Gold Delivery Fee Agreement payable	136

Total Liabilities	$143

Net Assets	$26,090

Shares issued and outstanding(1)	220,000
Net asset value per Share	$118.59

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.
(2)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

SPDR® Long Dollar Gold Trust

Unaudited Schedule of Investments

at June 30, 2017(1)

(All balances in 000’s except for percentages)

June 30, 2017	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	21.1	$25,483	$26,233	100.55%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	21.1	$25,483	$26,233	100.55%
Liabilities in excess of other assets			(143)	(0.55)%

Net Assets			$26,090	100.00%

Derivatives Contract

at June 30, 2017 (unaudited)

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$26,233	6/28/19	$—

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

SPDR® Long Dollar Gold Trust

Unaudited Statements of Operations

For the three and nine months ended June 30, 2017(1)

(Amounts in 000’s of US$, except per share data)	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2017
	(unaudited)	(unaudited)
Expenses
Sponsor fees	$22	$35
Gold Delivery Provider fees	11	18

Total expenses	33	53

Net investment loss	(33)	(53)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	2
Net realized gain/(loss) from Gold Delivery Agreement	(1,227)	(1,313)
Net realized gain/(loss) from gold sold to cover Gold Delivery Provider fees	115	154
Net change in unrealized appreciation/(depreciation) from investment in gold	(62)	750

Net realized and change in unrealized gain/(loss) from investment in gold and Gold Delivery Agreement	(1,173)	(407)

Net Loss	$(1,206)	$(460)

Net Income/(loss) per share	$(5.48)	$(2.20)

Weighted average number of shares (in 000’s)	220	209

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

SPDR® Long Dollar Gold Trust

Unaudited Statements of Cash Flows

For the three and nine months ended June 30, 2017(1)

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2017
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$34	$46
Cash expenses paid	(34)	(46)

Increase/(Decrease) in cash resulting from operations	—	—

INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of stock	—	1
Cash paid for repurchase of stock	—	(1)

Increase/(Decrease) in cash resulting from financing activities	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$—	$26,550

Value of gold distributed for redemption of shares - net of gold payable	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows - net of Gold Delivery Agreement receivable	$1,697	$3,137

Value of Gold Delivery Agreement outflows - net of Gold Delivery Agreement payable	$(2,628)	$(4,314)

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2017
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(1,206)	$(460)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	34	46
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(1)	(2)
Net realized (gain)/loss from Gold Delivery Agreement	1,227	1,313
Net realized (gain)/loss from gold sold to cover Gold Delivery Provider fees	(115)	(154)
Net change in unrealized (appreciation)/depreciation on investment in gold	62	(750)
Increase/(Decrease) in accounts payable to Sponsor	(1)	7

Net cash provided by operating activities	$—	$—

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

SPDR® Long Dollar Gold Trust

Unaudited Statement of Changes in Net Assets

For the nine months ended June 30, 2017(1)

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2017
(unaudited)
Net Assets - Opening Balance	$—
Creations	26,550
Repurchase of stock	(1)
Issuance of stock	1
Net investment loss	(53)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2
Net realized gain/(loss) from Gold Delivery Agreement	(1,313)
Net realized gain/(loss) from gold sold to cover Gold Delivery Provider fees	154
Net change in unrealized appreciation/(depreciation) on investment in gold	750

Net Assets - Closing Balance	$26,090

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements

WORLD CURRENCY GOLD TRUST

Notes to the unaudited financial statements

1.	Organization

World Currency Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Third Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of January 6, 2017, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established five separate series. The accompanying unaudited financial statements relate to the Trust and SPDR® Long Dollar Gold Trust (the “Fund”), currently the only operational series of the Trust, which commenced operations in the first calendar quarter of 2017. The fiscal year end of both the Trust and the Fund is September 30.

The investment objective of the Fund is to seek to track the performance of the Solactive GLD® Long USD Gold Index (the “Index”), less Fund expenses. The Index seeks to track the daily performance of a long position in physical gold, as represented by the London Bullion Market Association (“LBMA”) Gold Price AM, and a short position in a basket of specific non-U.S. currencies (i.e., a long U.S. dollar (“USD”) exposure versus the basket). Those non-U.S. currencies, which are weighted according to the Index, consist of the following: euro, Japanese yen, British pound sterling, Canadian dollar, Swedish krona, and Swiss franc (each, a “Reference Currency” and together the “Reference Currencies”).

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

The statement of financial condition and schedule of investments at June 30, 2017, the statements of operations and of cash flows for the three and nine months ended June 30, 2017 and the statement of changes in net assets for the nine months ended June 30, 2017 have been prepared on behalf of the Trust and the Fund without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2017 and for all periods presented have been made. The results of operations for the three and nine months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes the Fund’s investments at fair value:

(Amounts in 000’s of US$) June 30, 2017	Level 1	Level 2	Level 3
Investment in Gold	$26,233	$—	$—
Gold Delivery Agreement	—	—	—

Total	$26,233	$—	$—

There were no transfers between Level 1 and other Levels for the nine months ended June 30, 2017.

The Administrator values the gold held by the Fund on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. In determining the net asset value (“NAV”) of the Fund, the Administrator values the gold held by the Fund on the basis of the price of an ounce of gold determined by the IBA 10:30 AM auction process (“LBMA Gold Price AM”), which is an electronic auction, with the imbalance calculated and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculates the NAV of the Fund on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price AM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM is used in the determination of the NAV of the Fund, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

2.7.	Custody of Gold

Gold bullion is held by HSBC Bank plc on behalf of the Fund. During the nine month period ended June 30, 2017, no gold was held by a subcustodian.

2.8.	Gold Delivery Agreement Receivable

Gold Delivery Agreement receivable represents the quantity of gold due to be received under the Gold Delivery Agreement. The gold is transferred to the Fund’s allocated gold bullion account at the Custodian two business days after the valuation date.

Jun-30, 2017
(Amounts in 000’s of US$)
Gold Delivery Agreement receivable	$—

2.9.	Gold Delivery Agreement Payable

Gold Delivery Agreement payable represents the quantity of gold due to be delivered under the Gold Delivery Agreement. The gold is transferred from the Fund’s allocated gold bullion account at the Custodian two business days after the valuation date.

(Amounts in 000’s of US$)	Jun-30, 2017
Gold Delivery Agreement payable	$136

2.10.	Creations and Redemptions of Shares

The Fund creates and redeems Shares from time to time, but only in one or more Creation Units (a Creation Unit equals a block of 10,000 Shares). The Fund issues Shares in Creation Units to certain authorized participants (“Authorized Participants”) on an ongoing basis. The creation and redemption of Creation Units is only made in exchange for the delivery to the Fund or the distribution by the Fund of the amount of gold and any cash represented by the Creation Units being created or redeemed, the amount of which will be based on the net asset value of the number of Shares included in the Creation Units being created or redeemed determined on the day the order to create or redeem Creation Units is properly received.

The Fund commenced trading shares in January 2017. As the Shares of the Fund are redeemable in Creation Units at the option of the Authorized Participants, the Fund has classified the Shares as Net Assets. Changes in the Shares for the nine months ended June 30, 2017 are as follows:

Nine Months Ended Jun-30, 2017
(Amounts in 000’s)
Activity in Number of Shares Issued and Outstanding:
Creations	220
Redemptions	(—)

Net change in number of Shares Issued and Outstanding	220

Nine Months Ended Jun-30, 2017
(Amounts in 000’s of US$)
Activity in Value of Shares Issued and Outstanding:
Creations	$26,550
Redemptions	(—)

Net change in value of Shares Issued and Outstanding	$26,550

2.11.	Revenue Recognition Policy

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses. When selling gold to pay expenses, the Administrator will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Fund’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, to meet expenses the Administrator will sell gold to the Custodian at the next LBMA Gold Price AM following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay expenses on the Statement of Operations. All numbers referenced in note 2.11 are in thousands.

The Fund’s net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement for the nine month period ended June 30, 2017 of ($407) is made up of a realized gain of $2 from the sale of gold to pay Sponsor fees, a realized loss of ($1,313) from the Gold Delivery Agreement, a realized gain of $154 from gold sold to cover Gold Delivery Provider fees, and a change in unrealized appreciation of $750 on investment in gold and Gold Delivery Agreement.

The Fund’s net realized and change in unrealized gain/(loss) on investment in gold for the three month period ended June 30, 2017 of ($1,173) is made up of a realized gain of $1 from the sale of gold to pay Sponsor fees, a realized loss of ($1,227) from the Gold Delivery Agreement, a realized gain of $115 from gold sold to cover Gold Delivery Provider fees, and a net decrease in unrealized appreciation of ($62) on investment in gold.

2.12.	Income Taxes

The Fund is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Fund will not be subject to U.S. federal income tax. Instead, the Fund’s income and expenses “flow through” to the Shareholders, and the Administrator reports the Fund’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2017.

3.	Related Parties – Sponsor

The Sponsor receives an annual fee equal to 0.33% of NAV of the Fund, calculated on a daily basis.

The Sponsor is responsible for the payment of all ordinary fees and expenses of the Fund, including but not limited to the following: fees charged by the Fund’s administrator, custodian, index provider, marketing agent and trustee; exchange listing fees; typical maintenance and transaction fees of The Depository Trust Company; SEC registration fees; printing and mailing costs; audit fees and expenses; and, legal fees not in excess of $100,000 per annum and expenses and applicable license fees. The Sponsor is not, however, required to pay any extraordinary expenses incurred in the ordinary course of the Fund’s business as outlined in the Sponsor’s agreement with the Trust.

4.	Fund Expenses

The Fund’s only ordinary recurring operating expenses are the Sponsor’s annual fee of 0.33% of the NAV of the Fund and the Gold Delivery Provider’s annual fee of 0.17% of the NAV of the Fund, each of which accrue daily. The Sponsor’s fee is payable by the Fund monthly in arrears, while the Gold Delivery Provider’s fee is paid daily, so that the Fund’s total annual expense ratio is expected to equal to 0.50% of daily net assets. Expenses payable by the Fund reduce the NAV of the Fund.

5.	Concentration of Risk

The Fund’s primary business activities are the investment in gold bullion, the gold delivery agreement, and the issuance and sale of Shares. Various factors can affect the price of gold including: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, South Africa and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Fund’s financial position and results of operations.

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

8.	Derivative Contract Information

For the three and nine months ended June 30, 2017, the effect of derivative contracts in the Fund’s Statements of Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Nine months ended Jun-30, 2017
(Amounts in 000’s of US$)
Currency Risk	Net Realized gain/(loss) from Gold Delivery Agreement	$(1,313)

The table below summarizes the average daily notional value of derivative contracts outstanding during the period:

Nine months ended Jun-30, 2017
(Amounts in 000’s of US$)
Average notional	$25,851

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Three months ended Jun-30, 2017
(Amounts in 000’s of US$)
Currency Risk	Net Realized gain/(loss) from Gold Delivery Agreement	$(1,227)

The table below summarizes the average daily notional value of derivative contracts outstanding during the period:

Three months ended Jun-30, 2017
(Amounts in 000’s of US$)
Gold Delivery Agreement Average notional	$27,153

The notional of the contract varies daily based on the value of gold held at the Custodian.

At June 30, 2017, the Fund’s over-the-counter (“OTC”) derivative assets and liabilities are as follows:

Gross Amounts of Assets and Liabilities Presented in the Statement of Financial Condition
	Assets[a]	Liabilities[a]
Derivatives
Swap Contracts	$—	$—

[a]	Absent an event of default or early termination, OTC derivative assets and liabilities are presented gross and not offset in the Statement of Financial Condition.

At June 30, 2017, the Fund’s OTC derivative assets, which may offset against the Fund’s OTC derivative liabilities and collateral received from the counterparty, are as follows:

Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Received	Cash Collateral Received	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

At June 30, 2017, the Fund’s OTC derivative liabilities, which may offset against the Fund’s OTC derivative assets and collateral pledged from the counterparty, are as follows:

Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Pledged	Cash Collateral Pledged	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

9.	Indemnification

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

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three and nine month periods ended June 30, 2017. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2017
Net Asset Value
Net asset value per Share, beginning of period	$124.07	$118.42

Net investment income/(loss)	(0.15)	(0.26)
Net Realized and Change in Unrealized Gain (Loss)	(5.33)	0.43

Net Income/(Loss)	(5.48)	0.17

Net asset value per Share, end of period	$118.59	$118.59

Market value per Share, beginning of period(1)	$124.39	$119.53

Market value per Share, end of period	$117.43	$117.43

Ratio to average net assets
Net Investment income/(loss)(2)	(0.50)%	(0.50)%

Gross expenses(2)	(0.50)%	(0.50)%

Net expenses(2)	(0.50)%	(0.50)%

Total Return, at net asset value(1)(3)	(4.42)%	0.14%

Total Return, at market value(1)(3)	(5.60)%	(1.76)%

(1)	Shares began publicly trading on January 30, 2017; therefore the Total Return, at net asset value and Total Return, at market value are based on the period of January 30, 2017 to June 30, 2017.
(2)	Percentages are annualized.
(3)	Percentages are not annualized.

No comparative has been provided as the Fund commenced operations on January 27, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. The discussion and analysis that follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. World Currency Gold Trust’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

Organization and Trust Overview

World Currency Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Third Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”) dated as of January 6, 2017, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established five separate series. The accompanying unaudited financial statements relate to the Trust and SPDR® Long Dollar Gold Trust (the “Fund”), currently the only operational series of the Trust, which commenced operations in the first calendar quarter of 2017. The fiscal year end of both the Trust and the Fund is September 30. The Fund will issue shares of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Trust has had no operations prior to January 27, 2017, other than matters relating to its organization, the registration of the Fund’s shares under the Securities Act of 1933, as amended, and the sale and issuance by the Fund on December 19, 2016 to WGC (US) Holdings, Inc., an affiliate of the Sponsor, of 10 Shares of the Fund at an aggregate purchase price of $1,000. The Fund’s Shares began trading on the NYSE Arca on January 30, 2017. As of August 2, 2017, the Fund has issued 160,000 shares, which are currently outstanding.

As of the date of this quarterly report, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co., LLC, and UBS Securities LLC are the Authorized Participants. An updated list of Authorized Participants can be obtained from the Administrator or the Sponsor.

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

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the market price of the Shares and NAV of the Shares against the Index as well as the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE Arca:

NAV& Index v. gold price from January 30, 2017 to June 30, 2017

*	Index and gold price data have been normalized based on GLDW NAV price per share on January 30, 2017 for comparison purposes.

Source: Bloomberg, ICE Benchmark Administration, Solactive AG

Gold Delivery Agreement Activity

The Gold Delivery Agreement is an agreement between the Fund and the Gold Delivery Provider pursuant to which gold is delivered to or from the Fund to reflect the Fund’s gains and losses with respect to the Reference Currencies comprising the FX Basket. The amount of gold bullion transferred under the Gold Delivery Agreement (the “Daily Deliverable Amount”) essentially is equivalent to the Fund’s profit or loss as if the Fund had exchanged the Reference Currencies for USDs in an amount equal to the Fund’s holdings of gold bullion on such day. In general, if there is a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increases), the Fund will receive gold bullion. In general, if there is a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreases), the Fund will deliver gold bullion. In this manner, the amount of gold bullion held by the Fund will be adjusted to reflect the daily change in the value of Reference Currencies comprising the FX Basket against the USD. For more information about the Gold Delivery Agreement, see Note 2.5 to the unaudited financial statements.

From January 30, 2017 (the date the shares began trading on the NYSE Arca) to June 30, 2017, the Daily Deliverable Amount (gross less the fee paid to the Gold Delivery Provider) under the Gold Delivery Agreement ranged from 243.736 ounces of gold bullion delivered to 155.187 ounces of gold bullion received, having corresponding market values, respectively, of $305,060 and $197,747. Over that same period, the Fund delivered a net amount of 1,058.162 ounces of gold bullion, having a corresponding market value of $1,331,260.

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

Results of Operations

The Fund commenced operations on January 27, 2017 and in the period from then to June 30, 2017, 220,000 Shares (22 Creation Units) were created in exchange for 22,072.0 ounces of gold, and 37.07 ounces of gold were sold to pay expenses.

At June 30, 2017, the Custodian held 21,100.4 ounces of gold on behalf of the Fund in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars including gold payable, if any, with a market value of $26,233,098 (cost — $25,482,192) based on the LBMA Gold Price AM on June 30, 2017. Through the date of this report, (i) 109.0 ounces of gold were payable by the Custodian in connection with the settlement of the Gold Delivery Agreement and (ii) the Fund has used no subcustodians.

On March 14, 2017, Inspectorate International Limited, a precious metals auditor, concluded the annual random sample count of the Fund’s gold bullion held by the Custodian. The results can be found on www.spdrgoldshares.com.

Cash Resources and Liquidity

At June 30, 2017, the Fund did not have any cash balances. When selling gold to pay expenses, the Administrator endeavors to sell the smallest amount of gold needed to pay expenses in order to minimize the Fund’s holdings of assets other than gold. As a consequence, we expect that the Fund will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s Shares, investors should understand and follow movements in the price of gold. Investors should be aware that past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price AM in U.S. dollars per ounce over the period from January 30, 2017 (the first date Shares began trading on the NYSE Arca) to June 30, 2017.

Daily gold price – January 30, 2017 to June 30, 2017

The average, high, low and end-of-period gold prices for the periods from January 30, 2017 through June 30, 2017, based on the LBMA Gold Price AM were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)

January 30, 2017 to March 31, 2017	$1,230.10	$1,256.90	Mar 27, 2017	$1,189.85	Jan 30, 2017	$1,241.70	Mar 31, 2017

April 1, 2017 to June 30, 2017	$1,257.49	$1,292.70	Jun 07, 2017	$1,221.00	May 11, 2017	$1,243.25	Jun 30, 2017

(1)	The end of period gold price is the LBMA Gold Price AM on the last business day of the period. This is in accordance with the Declaration of Trust and the basis used for calculating the NAV of the Fund.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Change in Settlement Cycle

On March 22, 2017, the Securities and Exchange Commission, or the SEC, adopted an amendment to shorten by one business day the standard settlement cycle for most broker-dealer securities transactions. Currently, the standard settlement cycle for these transactions is three business days, known as T+3. The amended rule shortens the settlement cycle to two business days, T+2. This change in the settlement cycle will both affect the creation and redemption procedures for trading in the Shares. Compliance with the new settlement cycle will go into effect on September 5, 2017.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

The Fund and the Gold Delivery Provider executed an amendment, dated July 13, 2017, to the Gold Delivery Agreement. The purpose of the amendment is to enable the Gold Delivery Provider to comply with regulatory changes applicable to swap dealers and margin requirements for swaps. The amendment is attached hereto as Exhibit 10.1. The Sponsor does not expect that margin will be required pursuant to the Gold Delivery Agreement and does not expect the amendment to have a material effect on the Fund’s operations.

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

/s/ Joseph R Cavatoni
Joseph R Cavatoni
Principal Executive Officer

/s/ Samantha McDonald
Samantha McDonald
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 4, 2017

*	The registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC the Sponsor of the registrant.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

10.1	Amendment Agreement dated July 13, 2017 to the Gold Delivery Agreement, dated December 28, 2016.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended to June 30, 2017.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.