Form 10-K
period 2017-09-30
World Currency Gold Trust
filed 2017-11-29
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37996

SPDR®  Long Dollar Gold Trust

a series of

WORLD CURRENCY GOLD TRUST

SPONSORED BY WGC USA ASSET MANAGEMENT COMPANY, LLC

(Exact name of registrant as specified in its charter)

Delaware	36-7650517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o WGC USA Asset Management Company, LLC

685 Third Avenue, 27th Floor

New York, New York 10017

(212) 317-3800

(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Name of each exchange on which registered
SPDR® Long Dollar Gold Shares	NYSE Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2017 as reported by the NYSE Arca, Inc. on that date: $24,878,000.

Number of shares of the registrant’s common stock outstanding as of November 29, 2017: 160,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands,” “may,” “can,” “could,” and other words or terms of similar meaning or import suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events except as required by applicable securities laws.

Additional significant uncertainties and other factors affecting forward-looking statements are presented in Item 1A. Risk Factors.

“SPDR” is a product of S&P Dow Jones Indices LLC (“SPDJI”), and has been licensed for use by State Street Corporation. Standard & Poor’s and S&P are registered trademarks of Standard & Poor’s Financial Services LLC (“S&P”); Dow Jones is a registered trademark of Dow Jones Trademark Holdings LLC (“Dow Jones”); “SPDR” is a trademark of SPDJI; and these trademarks have been licensed for use by SPDJI and sublicensed for certain purposes by State Street Corporation. State Street Corporation’s financial products are not sponsored, endorsed, sold or promoted by SPDJI, Dow Jones, S&P, their respective affiliates, and none of such parties make any representation regarding the advisability of investing in such product(s) nor do they have any liability for any errors, omissions or interruptions of SPDR®. Further limitations that could affect investors’ rights may be found in this Annual Report.

WITHOUT LIMITING ANY OF THE FOREGOING, IN NO EVENT SHALL S&P HAVE ANY LIABILITY FOR ANY SPECIAL, PUNITIVE, INDIRECT, OR CONSEQUENTIAL DAMAGES (INCLUDING, BUT NOT LIMITED TO LOST PROFITS), EVEN IF NOTIFIED OF THE POSSIBILITY OF SUCH DAMAGES.

ALL REFERENCES TO LBMA GOLD PRICE AM ARE USED WITH THE PERMISSION OF ICE BENCHMARK ADMINISTRATION LIMITED AND HAVE BEEN PROVIDED FOR INFORMATIONAL PURPOSES ONLY. ICE BENCHMARK ADMINISTRATION LIMITED ACCEPTS NO LIABILITY OR RESPONSIBILITY FOR THE ACCURACY OF THE PRICES OR THE UNDERLYING PRODUCT TO WHICH THE PRICES MAY BE REFERENCED.

i

ii

PART I

Item 1. Business

STRUCTURE

The Trust

The World Currency Gold Trust (the “Trust”) was formed as a Delaware statutory trust on August 27, 2014. The Trust consists of multiple series (each, a “Series”). Each Series issues common units of beneficial interest (each, a “Share”) that represent units of fractional undivided beneficial interest in and ownership of such Series. The term of the Trust and each Series is perpetual (unless terminated earlier in certain circumstances). The Trust was organized in separate series as a Delaware statutory trust rather than as separate statutory trusts to achieve certain administrative and other efficiencies. The Trust is sponsored by WGC USA Asset Management Company, LLC.

The Fund

This annual report covers the SPDR® Long Dollar Gold Trust (the “Fund”). The Fund seeks to track the performance of the Solactive GLD® Long USD Gold Index (the “Index”), less the expenses of the Fund’s operations. The Shares of the Fund represent units of fractional undivided beneficial interest in and ownership of the Fund. The Fund issues Shares on a continuous basis. The Shares may be purchased from the Fund only in one or more blocks of 10,000 Shares (each block of 10,000 Shares, a “Creation Unit”). The Fund issues and redeems Shares from time to time in Creation Units to institutional investors referred to as “Authorized Participants.” Creation Units are offered continuously at the net asset value (“NAV”) for 10,000 Shares on the day that an order to create a Creation Unit is accepted by the Fund Shares trade under the ticker symbol GLDW on NYSE Arca, Inc. (“NYSE Arca”). Authorized Participants and other investors may buy and sell Shares in the secondary market. Authorized share capital is unlimited and the par value of the shares is $0.00. The principal offices of the Trust and the Fund are located at c/o WGC USA Asset Management Company, LLC, 685 Third Avenue, 27th Floor, New York, New York 10017.

The Index

The Index is a rules-based index published by Solactive AG (the “Index Provider”), which seeks to track the daily performance of a long position in physical gold (as represented by the Gold Price) and a short position in a basket (the “FX Basket”) of non-U.S. currencies (i.e., a long U.S. Dollar exposure versus the FX Basket). Those non-U.S. currencies consist of euro, Japanese yen, British pound sterling, Canadian dollar, Swedish krona and Swiss franc (each, a “Reference Currency”), which are weighted according to the Index. The Index reflects the price of Gold in U.S. dollars (“USD”) adjusted by the price of each Reference Currency comprising the FX Basket against the U.S. dollar. The Index is designed to measure daily Gold Bullion returns as though an investor had invested in Gold Bullion in terms of the FX Basket comprised of the Reference Currencies reflected in the Index. In general, the Index is intended to increase in value when the price of gold (as measured by the Gold Price) increases and/or when the value of the USD increases against the value of the FX Basket comprised of the Reference Currencies. In general, the Index is intended to decrease in value when the price of gold (as measured by the Gold Price) decreases and/or when the value of the USD declines against the value of the FX Basket comprised of Reference Currencies. In certain cases, the appreciation of the Gold Price or the depreciation of one or more of the Reference Currencies comprising the FX Basket may be offset by the appreciation of one or more of the Reference Currencies comprising the FX Basket or the depreciation of the Gold Price, as applicable. The net impact of these changes determines the value of the Fund on a daily basis.

The Index Provider maintains and calculates the Index, and has licensed to the Sponsor an exclusive right to use the Index and associated marks in connection with the Fund and in accordance with the terms of the Index License Agreement. See “Risk Factors—Risks Relating to the Fund’s Operations—Risks Related to the Service Providers—There are conflicts of interest among the Custodian, the Gold Delivery Provider, the Index Provider and their affiliates and the Fund.”

The daily price of gold in USD generally is the primary driver of Index returns. Historically, fluctuations in the price of the Reference Currencies have accounted for only a small portion of Index returns. Such results are hypothetical based on back-testing of the Index and are not necessarily indicative of future results. The Index is not designed to simply reflect the price of spot trades in the Reference Currencies comprising the FX Basket (which per market convention assume delivery of the Reference Currencies). Rather, the Index assumes positions in the Reference Currencies comprising the FX Basket are rolled forward and not physically settled. The Index does this by entering on each Index Business Day into spot-next trades that are closed out on the next Index Business Day against spot transactions. The Index approximates the cost of entering into a spot-next trade by linearly interpolating the cost of that trade based on the WM/Reuters “SW—Spot Week (One Week)” forward rates and a spot transaction. The Spot Next Forward Points adjust the spot price to reflect the cost of rolling Reference Currency positions.

The performance of the Fund is expected to deviate slightly from the performance of the Index due to “tracking error.” This “tracking error” results primarily from the fees paid by the Fund to the Sponsor and to the Gold Delivery Provider.

Fund Shares

As with the Index, Shares are intended to increase in value when the price of the Gold Bullion held by the Fund increases (as measured by the Gold Price) and/or when the price of the USD increases against the value of the Reference Currencies comprising the FX Basket. Shares are intended to decrease in value when the value of the Gold Bullion held by the Fund decreases (as measured by the Gold Price) and/or when the price of the USD declines against the value of the Reference Currencies comprising the FX Basket. The net impact of these changes determines the value of the Fund on a daily basis. Although investors purchase Shares of the Fund in USD, the Fund is designed to provide investors with the economic effect of holding gold in terms of the FX Basket comprised of the Reference Currencies, rather than the USD.

The Fund Is a Passive Investment Vehicle

The Fund is a passive investment vehicle and is designed to track the performance of the Index regardless of: (i) the price of gold or any Reference Currency; (ii) market conditions; and (iii) whether the Index is increasing or decreasing in value. The Fund’s holdings generally consist entirely of Gold Bullion. Substantially all of the Fund’s Gold Bullion holdings are delivered by Authorized Participants in exchange for Shares. The Fund does not hold any of the Reference Currencies. The Fund generally does not hold USDs (except from time to time in very limited amounts to pay Fund expenses). The Fund’s Gold Bullion holdings are not managed and the Fund does not have any investment discretion. Because the Fund generally holds only Gold Bullion (and not USDs or the Reference Currencies), the actual economic impact of changes in the value of the Reference Currencies against the USD from day-to-day can be reflected in the Fund only by moving an amount of Gold Bullion ounces of equivalent value into or out of the Fund on a daily basis. Therefore, the Fund will seek to track the performance of the Index by entering into a daily transaction with the Gold Delivery Provider as described herein.

The Gold Delivery Agreement

Merrill Lynch International is the Gold Delivery Provider to the Fund (the “Gold Delivery Provider”). The terms of the daily transaction with the Gold Delivery Provider are set forth in a written contract between the Fund and the Gold Delivery Provider (the “Gold Delivery Agreement”). Pursuant to the terms of the Gold Delivery Agreement, on each Business Day, the Fund enters into a transaction to deliver Gold Bullion to, or receive Gold Bullion from, the Gold Delivery Provider. The amount of Gold

Bullion transferred approximates the performance of the Fund’s holdings of Gold Bullion as though they had been denominated in the FX Basket comprised of Reference Currencies in the proportions specified in the Index. In general, if there is a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increases), the Fund receives Gold Bullion. In general, if there is a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreases), the Fund delivers Gold Bullion. In this manner, the amount of the Gold Bullion held by the Fund is adjusted to reflect the daily change in the value of the FX Basket comprised of Reference Currencies against the USD. The Gold Delivery Agreement requires Gold Bullion ounces equal to the value of the Gold Delivery Amount to be delivered to the custody account of the Fund or Gold Delivery Provider, as applicable. The Fund has not and does not intend to enter into Gold Bullion transactions other than with the Gold Delivery Provider and except as described in the Gold Delivery Agreement (except that Authorized Participants will deliver or receive Gold Bullion from the Fund in connection with the purchase or redemption of Creation Units and the Fund will sell Gold Bullion to cover Fund expenses). Merrill Lynch International, in its role as Gold Delivery Provider acts as the counterparty of the Fund with respect to the Gold Delivery Agreement. See “Risk Factors—Risks Relating to the Fund’s Operations—Risks Related to the Service Providers—There are conflicts of interest among the Custodian, the Gold Delivery Provider, the Index Provider and their affiliates and the Fund.”

The Sponsor

The Sponsor of the Trust and the Fund is WGC USA Asset Management Company, LLC (“WGC AM” or the “Sponsor”). The Sponsor is a Delaware limited liability company and was formed on August 1, 2014. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, WGC (US) Holdings, Inc. (“WGCUS”), the sole member of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor. WGC AM is wholly-owned by WGCUS, a Delaware Corporation.

The Sponsor is responsible for establishing the Fund and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers, but does not exercise day-to-day oversight over such service providers. The Sponsor maintains a public website on behalf of the Fund, containing information about the Fund and the Shares. The Internet address of the Fund’s website is http://www.spdrgoldshares.com. This Internet address is only provided here as a convenience to you, and the information contained on or connected to the Fund’s website is not considered part of this filing.

The Commodity Pool Operator (“CPO”)

WGC AM is the CPO of the Fund and has been registered in such capacity with the U.S. Commodity Futures Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”) since August 19, 2015. The Sponsor has not previously operated any other pools or traded any other accounts. The CPO is, among other things, generally responsible for monitoring the Gold Delivery Provider’s calculation of Gold Bullion due to, or due from, the Fund under the Gold Delivery Agreement.

The Trustee

Delaware Trust Company, a Delaware trust company with trust powers, serves as the sole trustee of the Trust (the “Trustee”). The Trustee’s duties and liabilities with respect to the offering of the Shares and the management of the Trust and the Fund are limited to its express obligations under the Declaration of Trust.

The Administrator

The Administrator of the Fund is BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM”). The Administrator is generally responsible for the day-to-day administration and operation of the Fund, including the calculation of the NAV of the Fund and the NAV per Share.

The Transfer Agent

The Transfer Agent is BNYM. The Transfer Agent serves as the Fund’s transfer agent in connection with Creation and Redemption transactions of Shares and acts as the Fund’s distribution disbursing agent. The Transfer Agent receives and processes orders from Authorized Participants to create and redeem Creation Units and coordinates the processing of such orders with the Custodian and The Depository Trust Company, or “DTC.”

The Custodian (Cash Only)

The custodian of the Fund’s cash, if any, is BNYM. BNYM is generally responsible for establishing and maintaining one or more cash accounts for the Fund. BNYM also maintains books and records segregating the assets of the Fund from the assets of any other series of the Trust.

The Custodian

The Custodian is HSBC Bank plc. The Custodian is responsible for the safekeeping of the Gold Bullion held by the Fund, which includes (i) the Gold Bullion bars delivered to the Fund in connection with the creation of Creation Units by Authorized Participants and (ii) the Gold Bullion delivered to the Fund pursuant to the Gold Delivery Agreement. The Custodian also facilitates the transfer of Gold Bullion into and out of the Fund through Gold Bullion accounts it maintains for Authorized Participants, the Gold Delivery Provider and the Fund. The Custodian is a market maker, clearer and approved weigher under the rules of the London Bullion Market Association (“LBMA”). In addition, the Custodian maintains insurance in support of its custodial obligations under the Allocated Bullion Account Agreement to help protect against the risk of loss for gold deposits; there can be no guarantee such insurance will be sufficient to cover all potential loss of gold deposits.

The Marketing Agent

The Marketing Agent is State Street Global Advisors Funds Distributors, LLC. The Sponsor has entered into the Marketing Agent Agreement with the Marketing Agent to assist the Sponsor in marketing the Shares. The Marketing Agent is a registered broker-dealer with the SEC and is a member of FINRA.

The Trust Is an Emerging Growth Company

The Trust is an “emerging growth company” subject to reduced public company reporting requirements under U.S. federal securities laws. The Trust has not elected to make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). This election is irrevocable. However, under the JOBS Act, emerging growth companies like the Trust are subject to reduced public company reporting requirements, as more fully described in “Risk Factors—Regulatory Risks—The Trust is an emerging growth company subject to reduced public company reporting requirements.”

The Trust expects to remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year on which the fifth anniversary of its initial public offering of Shares occurs and (ii) the Trust becomes a “large accelerated filer” within the meaning of the Exchange Act. Other conditions that may trigger a loss of “emerging growth company” status, such as certain issuances of non-convertible debt and having annual gross revenues of $1 billion or more, are not expected to apply to the Trust due to the limited nature of its operations.

FUND OBJECTIVE

Gold Bullion typically is priced and traded throughout the world in USDs. The Fund has been established as an alternative to traditional dollar-based gold investing. Although investors purchase shares of the Fund with USDs, the Fund is designed to provide investors with the economic effect of holding gold in terms of a specific basket of Reference Currencies rather than the USD. The Reference Currencies are the euro, Japanese yen, British pound sterling, Canadian dollar, Swedish krona and Swiss franc (each of which is measured against USDs). The Fund will not hold any non-U.S. currency or any financial instruments linked to a non-U.S. currency or index, other than the Fund’s rights and obligations under the Gold Delivery Agreement. Specifically, the Fund seeks to track the performance of the Solactive GLD® Long USD Gold Index, less the expenses of the Fund’s operations. The Index is designed to represent the daily performance of a long position in physical gold and a short position in the FX Basket comprised of each of the Reference Currencies (i.e., a long USD exposure versus the FX Basket). It is designed to measure daily Gold Bullion returns as though an investor had invested in gold in terms of the FX Basket comprised of the Reference Currencies reflected in the Index. Accordingly, both the Index and the Fund seek to provide Gold Bullion returns as though an investor had invested in gold in terms of the FX Basket comprised of the Reference Currencies.

The Fund NAV goes up or down each Business Day based primarily on two factors. The first is the change in the price of gold measured in USDs from the prior Business Day. This drives the value of the Fund’s Gold Bullion holdings measured in USDs up (as gold prices increase) or down (as gold prices fall). The second is the change in the value of the Reference Currencies comprising the FX Basket against the USD from the prior Business Day. This drives the value of the Fund’s Gold Bullion holdings measured in the Reference Currencies comprising the FX Basket up (when the value of the USD against the Reference Currencies comprising the FX Basket increases) or down (when the value of the USD against the Reference Currencies comprising the FX Basket declines). The value of gold and the Reference Currencies comprising the FX Basket are based on publicly available, transparent prices—for gold, the LBMA Gold Price AM, and for currencies, the WMR Fix.

The Shares are listed and traded on NYSE Arca and provide institutional and retail investors with indirect access to the Gold Bullion market referenced in terms of the FX Basket comprised of the Reference Currencies. The Shares may be bought and sold on NYSE Arca and other securities exchanges like other exchange-listed securities. Retail investors may purchase and sell Shares through traditional brokerage accounts or other investment accounts. Through a single transaction, the Shares permit investors to achieve exposure to bullion and the specified Reference Currencies reflected in the Index. Unlike a dollar-denominated direct investment in gold or a dollar-denominated investment in a gold exchange-traded fund that does not provide exposure to a non-U.S. currency, an investor in the Fund is not required to engage in foreign exchange transactions to get exposure to gold in terms of the FX Basket comprised of the Reference Currencies. Instead, an investor can gain such exposure through a single transaction, thereby avoiding the difficulty of engaging in such foreign exchange transactions.

Unlike a product that derives its exposure by entering into unsecured or partially secured derivative transactions for substantial periods of time, the Fund will get exposure to gold in Reference Currency terms through the Gold Delivery Agreement. Under normal circumstances Gold Bullion typically is delivered to the Fund by the Gold Delivery Provider on a T+2 basis, the standard settlement cycle for Gold, and therefore the Fund’s counterparty risk pursuant to the Gold Delivery Agreement generally is limited to two days of changes in the price of the Reference Currencies comprising the FX Basket against the U.S. Dollar. Historically, changes in the price of the Reference Currencies have accounted for only a small portion of Index returns, typically less than 1 percentage point on any day (though this may vary depending on market conditions). Consequently, under normal circumstances the Sponsor anticipates that the failure by the Gold Delivery Provider to settle its obligations on a T+2 basis generally would have no more than a one or two percent impact on the price of the Fund on any given day. However, under unusual circumstances, such as during periods of significant economic stress or volatility, fluctuations in the prices of one or more Reference Currencies could have a more significant impact on the price of the Fund and counterparty risk would therefore be potentially more significant. Such results are hypothetical based on back-testing of the Index and there can be no guarantee these historical correlations will continue.

Gold has historically been seen as a potential portfolio diversifier in times of market stress. The Shares may help to diversify an investor’s portfolio because historically the Index has exhibited low to negative correlation with both equities and conventional bonds. However, such results are hypothetical based on back-testing of the Index and are not indicative of future results.

The pricing of the Shares is transparent because Share prices are published by the NYSE Arca and on the Sponsor’s website at www.spdrgoldshares.com and, unlike other products that seek to provide investors with the performance of gold in terms of foreign currencies by engaging in active management to get foreign currency exposure, the Fund seeks to track a passive index. The Index values and other key information about the Index are publicly available.

A holder of Shares will not be liable for obligations of this Commodity Pool in excess of the amount of his or her’s investment in the Shares.

The Sponsor maintains an Internet website at www.spdrgoldshares.com, through which the Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge after they have been filed or furnished with the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Sales of Gold

The Administrator, at the direction of the Sponsor or in its own discretion, sells the Fund’s gold as necessary to pay the Fund’s expenses. As a result, the amount of gold sold will vary from time to time depending on the level of the Fund’s expenses and the market price of gold. Unless otherwise directed by the Sponsor, the Administrator sells gold to the Custodian at the next LBMA Gold Price AM following the sale order. Neither the Administrator nor the Sponsor is liable for depreciation or loss incurred by reason of any sale. Any cash held by the Administrator on behalf of the Fund does not bear any interest.

The Administrator may also sell the Fund’s gold if the Sponsor notifies the Administrator that the sale of gold is required by applicable law or regulation or in connection with the termination and liquidation of the Fund. The Administrator will not be liable or responsible in any way for depreciation or loss incurred by reason of any sale of gold directed by the Sponsor. Any property received by the Fund other than gold, cash or an amount receivable in cash (such as, for example, an insurance claim) will be promptly sold or otherwise disposed of by the Administrator.

Gold Price Information

Investors may obtain on a 24-hour basis gold pricing information based on the spot price for an ounce of gold from various financial information service providers. Current spot prices are also generally available with bid/ask spreads from gold bullion dealers. In addition, the Trust’s website provides ongoing pricing information for gold spot prices and the Shares. Market prices for the Shares are available from a variety of sources including brokerage firms, information websites and other information service providers. The NAV of the Fund is published by the Sponsor on each day that NYSE Arca is open for regular trading and is posted on the Fund’s website at www.spdrgoldshares.com.

THE GOLD INDUSTRY

Gold Supply and Demand

Gold is a physical asset that is accumulated rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. Gold Focus 2017 estimates that existing above-ground stocks of gold amounted to in excess 183,000 tonnes (approximately 5.9 billion ounces) at the end of 2016.(1)

(1)	Gold Focus 2017 is published by Metals Focus, Ltd. which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

World Gold Supply and Demand (2012—2016)

The following table is a summary of the world gold supply and demand for the past 5 years. It is based on information reported in the Gold Focus 2017.

World Gold Supply and Demand, 2012-2016

Gold Supply and Demand Balance(2), (3)

Tonnes	2012	2013	2014	2015	2016
SUPPLY
Mine Production	2,933	3,077	3,148	3,220	3,255
Recycling	1,711	1,263	1,189	1,120	1,296
Net Hedging Supply	–	–	105	13	33
Total Supply	4,645	4,340	4,442	4,353	4,584
DEMAND
Jewellery Fabrication	2,198	2,748	2,517	2,448	1,989
Industrial Fabrication	363	350	349	332	323
Net Physical Investment	1,287	1,702	1,038	1,048	1,032
Net Hedging Demand	47	25	–	–	—
Net Central Bank Buying	582	646	584	577	377
Total Demand	4,478	5,471	4,487	4,404	3,722
Market Balance	167	(1,131)	(45)	(51)	862
Net Investment in ETFs	307	(916)	(184)	(128)	532
Market Balance less ETFs	(140)	(216)	139	77	330
Gold Price (US$/oz, PM fix)	1,669	1,411	1,266	1,160	1,251

Source: Metals Focus Gold Focus 2017

Sources of Gold Supply

Based on data from Gold Focus 2017, gold supply averaged 4,473 tonnes (t) per year between 2012 and 2016. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,127t per year from 2012 through 2016. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,316t annually between 2012 through 2016.

Sources of Gold Demand

Based on data from Gold Focus 2017, gold demand averaged 4,512t per year between 2012 and 2016. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 53% of the identifiable demand from 2012 through 2016 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 27%.

(2)	Gold Focus 2017.
(3)	Totals may vary due to rounding.

Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.

Between 2012 and 2016, according to Gold Focus 2017, central bank purchases averaged 553t per year. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

Operation of the Gold Bullion Market

The global trade in gold consists of over-the-counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-the-Counter Market

The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. The three products relevant to LBMA market making are Spot (S), Forwards (F) and Options (O)(4). There are thirteen LBMA Market Makers who provide the service in one, two or all three products. Of the thirteen LBMA Market Makers, there are five Full Market Makers and eight Market Makers. The five Full Market Makers quoting prices in all three products are Citibank N.A., Goldman Sachs International, HSBC, JP Morgan Chase Bank and UBS AG. The eight LBMA Market Makers who provide two-way pricing in either one or two products are ICBC Standard Bank (S), Merrill Lynch International Plc (S, O), Morgan Stanley & Co International (S, O), Societe Generale (S), Standard Chartered Bank (S, O), Bank of Nova Scotia-ScotiaMocatta (S, F), Toronto-Dominion Bank (F) and BNP Paribas SA (F).

The OTC market provides a relatively flexible market in term of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet their clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, New York and Zurich. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA.

In the OTC market, the standard size of gold trades ranges between 5,000 and 10,000 ounces. Bid-offer spreads are typically $0.50 per ounce. Transaction costs in the OTC market are negotiable between the parties and therefore vary widely, with some dealers willing to offer clients competitive prices for larger volumes, although this will vary according to the dealer, the client and market conditions. Cost indicators can be obtained from various information service providers as well as dealers.

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the difference between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the gold market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York and other centers coincides with futures and options trading on the Commodity Exchange Inc. (the “COMEX”).

The London Bullion Market

Although the market for physical gold is global, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between

(4)	http://www.lbma.org.uk/membership.

the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “London Good Delivery Lists,” which are the lists of LBMA accredited melters and assayers of gold. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

The term “loco London” refers to gold bars physically held in London that meet the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of an LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Gold bars meeting these requirements are known as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion into grams is: 1,000 grams = 32.1507465 troy ounces and 1 troy ounce = 31.1034768 grams. A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400-ounce bars, a London Good Delivery Bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar.

LBMA Gold Price

The LBMA Gold Price is determined twice daily during London trading hours through an auction which provides reference gold prices for that day’s trading. The LBMA Gold Price was initiated on March 20, 2015 and replaced the London PM Gold Fix. The auction that determines the LBMA Gold Price is a physically settled, electronic and tradeable auction, with the ability to settle trades in U.S. dollars, euros or British pounds. The IBA provides the auction platform and methodology as well as the overall administration and governance for the LBMA Gold Price. Many long-term contracts are expected to be priced on the basis of either the morning (AM) or afternoon (PM) LBMA Gold Price, and many market participants are expected to refer to one or the other of these prices when looking for a basis for valuations.

The Financial Conduct Authority in the U.K. regulates the LBMA Gold Price.

Futures Exchanges

Although the Fund does not invest in gold futures, information about the gold futures market is relevant as such markets are a source of liquidity for the overall market for gold and affect the price of gold.

The most significant gold futures exchange is the COMEX, part of the CME Group. It began to offer trading in gold futures contracts in 1974, and for most of the period since that date, it has been the largest exchange in the world for trading precious metals futures and options. The Tokyo Commodity Exchange, (the “TOCOM”), is another significant futures exchange and has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. Both the COMEX and the TOCOM operate through a central clearance system, and in each case, the exchange acts as a counterparty for each member for clearing purposes.

Over recent years China has become an important source of gold demand, and its futures markets have grown. Gold futures contracts are traded on the Shanghai Gold Exchange and the Shanghai Futures Exchange.

BUSINESS OF THE FUND

Because the Fund generally holds only Gold Bullion (and not USDs or the Reference Currencies comprising the FX Basket), the actual economic impact of changes to the value of the Reference Currencies comprising the FX Basket against the USD from day-to-day can be reflected in the Fund only by moving an amount of Gold Bullion ounces of equivalent value into or out of the Fund. Therefore, the Fund seeks to track the performance of the Index by entering into a transaction each Business Day with the Gold Delivery Provider pursuant to which Gold Bullion is moved into or out of the Fund. The terms of this transaction are set forth in the Gold Delivery Agreement. The Fund has not and does not intend to enter into any other Gold Bullion transactions other than with the Gold Delivery Provider as described in the Gold Delivery Agreement (except that Authorized Participants will deliver or receive Gold Bullion from the Fund in connection with the purchase or redemption of Creation Units and the Fund will sell Gold Bullion to cover Fund expenses). The Fund does not hold any non-U.S. currency or any financial instruments linked to a non-U.S. currency or index, other than the Fund’s rights and obligations under the Gold Delivery Agreement.

Gold Bullion held by the Fund will only be sold (1) on an as-needed basis to pay Fund expenses; (2) in the event the Fund terminates and liquidates its assets; or (3) as otherwise required by law or regulation. The sale of Gold Bullion by the Fund, and the transfer of Gold Bullion out of the Fund pursuant to the Gold Delivery Agreement, is a taxable event to Shareholders.

THE GOLD DELIVERY AGREEMENT

Pursuant to the terms of the Gold Delivery Agreement, the Fund enters into a transaction to deliver Gold Bullion to, or receive Gold Bullion from, the Gold Delivery Provider each Business Day. The amount of Gold Bullion transferred essentially is equivalent to the Fund’s profit or loss as if the Fund had exchanged the Reference Currencies comprising the FX Basket, in the proportion in which they are reflected in the Index, for USDs in an amount equal to the Fund’s holdings of Gold Bullion on such day. In general, if there is a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increases), the Fund will receive Gold Bullion. In general, if there is a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreases), the Fund will deliver Gold Bullion. In this manner, the amount of Gold Bullion held by the Fund is adjusted to reflect the daily change in the value of the Reference Currencies comprising the FX Basket against the USD. The Gold Delivery Agreement requires Gold Bullion ounces equal to the value of the Gold Delivery Amount to be delivered to the custody account of the Fund or Gold Delivery Provider, as applicable. The fee that the Fund pays the Gold Delivery Provider for its services under the Gold Delivery Agreement is accrued daily and reflected in the calculation of the Gold Delivery Amount.

Subject to the terms of the Gold Delivery Agreement, the Gold Delivery Provider will (i) calculate the Gold Delivery Amount on each Business Day and (ii) deliver Gold Bullion ounces equal to the USD value of the Gold Delivery Amount into or out of the Fund generally within two Business Days, provided that such days are also days on which the delivery of Gold Bullion can be settled. The Gold Delivery Amount is the amount of Gold Bullion ounces to be delivered into or out of the Fund to reflect price movements in the Reference Currencies comprising the FX Basket against the USD on each Business Day (assuming no “Market Disruption Event” or “Extraordinary Event” has occurred or is continuing as described in more detail below).

CALCULATION OF THE GOLD DELIVERY AMOUNT

On each Business Day (assuming no “Market Disruption Event” or “Extraordinary Event” has occurred or is continuing as described in more detail below), the Gold Delivery Provider will determine in good faith and with reasonable due diligence (1) the total number of outstanding and to be issued Shares on such day less any Shares for which a redemption order is received by the Administrator prior to such day, (2) the daily change in the Index level with respect to the Fund’s NAV and the Gold Delivery

Provider’s annual fee of 0.17% of the Fund’s NAV, and (3) the Gold Delivery Amount based upon the values calculated in (1) and (2) and pursuant to formulas contained in the Gold Delivery Agreement. The Gold Delivery Provider generally will make these calculations outside of U.S. market hours (by 6:30 a.m. New York time).

If the Gold Delivery Amount is a positive number (meaning that the Fund has experienced a currency gain on the notional short position in the FX Basket comprised of Reference Currencies), the Gold Delivery Provider will transfer to the Fund’s custody account an amount of Gold Bullion (in ounces) equal to the Gold Delivery Amount. If the Gold Delivery Amount is a negative number (meaning that the Fund has experienced a currency loss on the notional short position in the FX Basket comprised of Reference Currencies), the Fund will transfer to the Gold Delivery Provider’s custody account an amount of Gold Bullion (in ounces) equal to the Gold Delivery Amount. The fee that the Fund pays the Gold Delivery Provider for its services under the Gold Delivery Agreement is accrued daily and reflected in the calculation of the Gold Delivery Amount.

MARKET DISRUPTION EVENTS AND EXTRAORDINARY EVENTS

From time to time, unexpected events may cause the calculation of the Index and/or the operation of the Fund to be disrupted. These events are expected to be relatively rare, but there can be no guarantee that these events will not occur. These events are referred to as either “Market Disruption Events” or “Extraordinary Events” depending largely on their significance and potential impact to the Index and Fund. Market Disruption Events generally include disruptions in the trading of gold or the Reference Currencies comprising the FX Basket, delays or disruptions in the publication of the LBMA Gold Price or the Reference Currency prices, and unusual market or other events that are tied to either the trading of gold or the Reference Currencies comprising the FX Basket or otherwise have a significant impact on the trading of gold or the Reference Currencies comprising the FX Basket. For example, market conditions or other events that result in a material limitation in, or a suspension of, the trading of physical gold generally would be considered Market Disruption Events, as would material disruptions or delays in the determination or publication of the LBMA Gold Price AM. Similarly, market conditions that prevent, restrict, or delay the Gold Delivery Provider’s ability to convert a Reference Currency to USDs or deliver a Reference Currency through customary channels generally would be considered a Market Disruption Event, as would material disruptions or delays in the determination or publication of WMR spot prices for any Reference Currency comprising the FX Basket. The complete definition of a Market Disruption Event is set forth below.

A “Market Disruption Event” occurs if either an “FX Basket Disruption Event” or a “Gold Disruption Event” occurs.

An “FX Basket Disruption Event” occurs if any of the following exist on any Index Business Day with respect to the Reference Currencies comprising the FX Basket:

(i)	an event, circumstance or cause (including, without limitation, the adoption of or any change in any applicable law or regulation) that has had or would reasonably be expected to have a materially adverse effect on the availability of a market for converting such Reference Currency to US Dollars (or vice versa), whether due to market illiquidity, illegality, the adoption of or change in any law or other regulatory instrument, inconvertibility, establishment of dual exchange rates or foreign exchange controls or the occurrence or existence of any other circumstance or event, as determined by the Index Provider;

(ii)	the failure of Reuters to announce or publish the relevant spot exchange rates for any Reference Currency in the FX Basket;

(iii)

any event or any condition that (I) results in a lack of liquidity in the market for trading any Reference Currency that makes it impossible or illegal for market participants (a) to convert from one currency to another through customary commercial channels, (b) to effect currency transactions in, or to obtain market values of, such, currency, (c) to obtain a firm quote for the related exchange rate, or (d) to obtain the relevant exchange rate by reference to the applicable price source; or (II) leads to any governmental entity imposing rules that effectively set the prices of any of the currencies; or

(iv)	the declaration of (a) a banking moratorium or the suspension of payments by banks, in either case, in the country of any currency used to determine any Reference Currency exchange rate, or (b) capital and/or currency controls (including, without limitation, any restriction placed on assets in or transactions through any account through which a non-resident of the country of any currency used to determine the currency exchange rate may hold assets or transfer monies outside the country of that currency, and any restriction on the transfer of funds, securities or other assets of market participants from, within or outside of the country of any currency used to determine the applicable exchange rate.

A “Gold Disruption Event” occurs if any of the following exist on any Index Business Day with respect to gold:

(i)	(a) the failure of the LBMA to announce or publish the LBMA Gold Price (or the information necessary for determining the price of gold) on that Index Business Day, (b) the temporary or permanent discontinuance or unavailability of the LBMA or the LBMA Gold Price; or

(ii)	the material suspension of, or material limitation imposed on, trading in Gold by the LBMA; or

(iii)	an event that causes market participants to be unable to deliver gold bullion loco London under rules of the LBMA by credit to an unallocated account at a member of the LBMA; or

(iv)	the permanent discontinuation of trading of gold on the LBMA or any successor body thereto, the disappearance of, or of trading in, gold; or

(v)	a material change in the formula for or the method of calculating the price of gold, or a material change in the content, composition or constitution of gold.

The occurrence of a Market Disruption Event for ten consecutive Index Business Days generally would be considered an Extraordinary Event.

Consequences of a Market Disruption or Extraordinary Event

On any Index Business Day in which a Market Disruption Event or Extraordinary Event has occurred or is continuing, the Index Provider generally will calculate the Index based on the following fallback procedures: (i) where the Market Disruption Event is based on the Gold Price, the Index will be kept at the same level as the previous Index Business Day and updated when the Gold Price is no longer disrupted; (ii) where the Gold Price is not disrupted but one of the Reference Currency prices is disrupted, the Index will be calculated in the ordinary course except that the disrupted Reference Currency will be kept at its value from the previous Index Business Day and updated when it is no longer disrupted; and (iii) if both the Gold Price and a Reference Currency price are disrupted, the Index will be kept at the same level as the previous Index Business Day and updated when such prices are no longer disrupted. If a Market Disruption Event has occurred and is continuing for ten (10) or more consecutive Index Business Days, the Index Provider will calculate a substitute price for each index component that is disrupted. If an Extraordinary Event has occurred and is continuing, the Index Provider is responsible for making any decisions regarding the future composition of the Index and implement any necessary adjustments that might be required.

If the LBMA Gold Price AM is unavailable during the occurrence of a Market Disruption Event or Extraordinary Event, the Fund will calculate NAV using the last published LBMA Gold Price AM. If the Fund is unable to calculate its NAV, it could affect the liquidity of the Fund, which could negatively affect an investor’s ability to buy or sell Shares of the Fund. Moreover, if the Fund suspends the right of Authorized Participants to redeem shares because of its inability to calculate NAV or otherwise, the NYSE Arca may suspend trading in the Shares.

The occurrence of any Market Disruption Event or Extraordinary Event could have a material adverse impact on the Fund and the value of the Shares. Market Disruption Events and Extraordinary Events could also cause secondary market trading of Shares to be disrupted or halted for short or even long periods of time. To the extent trading continues during a Market Disruption Event or Extraordinary Event, it is expected that trading would be more volatile and that Shares would trade at wider discounts or premiums to NAV.

CREATION AND REDEMPTION OF SHARES

The Fund creates and redeems Shares from time to time, but only in one or more Creation Units (a Creation Unit equals a block of 10,000 Shares). The creation and redemption of Creation Units is only made in exchange for the delivery to the Fund or the distribution by the Fund of the amount of Gold Bullion represented by the Creation Units being created or redeemed. The amount of Gold Bullion required to be delivered to the Fund in connection with any creation, or paid out upon redemption, is based on the combined NAV of the number of Shares included in the Creation Units being created or redeemed as determined on the day the order to create or redeem Creation Units is properly received and accepted (as adjusted for any Market Disruption Event or Extraordinary Event).

Authorized Participants are the only persons that may place orders to create and redeem Creation Units. To become an Authorized Participant, a person must enter into a Participant Agreement with the Administrator. The Participant Agreement and the related procedures attached thereto may be amended by the Administrator and the Sponsor without the consent of any Shareholder or Authorized Participant. Authorized Participants who make deposits with the Fund in exchange for Creation Units receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Fund, and no such person has any obligation or responsibility to the Sponsor or the Fund to effect any sale or resale of Shares.

On any Business Day, an Authorized Participant may place an order with the Administrator to create one or more Creation Units. Purchase orders must be placed by 5:30 p.m. New York time. The day on which the Administrator receives a valid purchase order is the purchase order date. By placing a purchase order, an Authorized Participant agrees to deposit Gold Bullion with the Fund. Prior to the delivery of Creation Units for a purchase order, the Authorized Participant must also have wired to the Administrator the non-refundable transaction fee due for the purchase order.

Prior to initiating any creation or redemption order, an Authorized Participant must have entered into an agreement with the Custodian to establish an Authorized Participant Unallocated Account in London. Authorized Participant Unallocated Accounts may only be used for transactions with the Fund. An unallocated account is an account with a bullion dealer, which may also be a bank, to which a fine weight amount of Gold Bullion is credited. Transfers to or from an unallocated account are made by crediting or debiting the number of ounces of Gold Bullion being deposited or withdrawn. The account holder is entitled to direct the bullion dealer to deliver an amount of physical Gold Bullion equal to the amount of Gold Bullion standing to the credit of the unallocated account holder. Gold Bullion held in an unallocated account is not segregated from the Custodian’s assets. The account holder therefore has no ownership interest in any specific bars of Gold Bullion that the bullion dealer holds or owns. The account holder is an unsecured creditor of the bullion dealer, and credits to an unallocated account are at risk of the bullion dealer’s insolvency, in which event it may not be possible for a liquidator to identify any Gold Bullion held in an unallocated account as belonging to the account holder rather than to the bullion dealer.

Certain Authorized Participants are able to participate directly in the Gold Bullion market and the gold futures market. In some cases, an Authorized Participant may from time to time acquire gold from or sell gold to its affiliated gold trading desk, which may profit in these instances. The Sponsor believes that the size and operation of the Gold Bullion market make it unlikely that an Authorized Participant’s direct activities in the gold or securities markets will affect the price of gold or the price of the Shares. Authorized Participants must be DTC Participants and must be registered as broker-dealers under the

Exchange Act, and regulated by FINRA, or must be exempt from being or otherwise must not be required to be so regulated or registered, and must be qualified to act as brokers or dealers in the states or other jurisdictions where the nature of their business so requires. Each Authorized Participant will have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Creation Units. An order for one or more Creation Units may be placed by an Authorized Participant on behalf of multiple clients. Shareholders who are not Authorized Participants are only able to redeem their Shares through an Authorized Participant.

All Gold Bullion must be delivered by Authorized Participants to the Fund and distributed by the Fund in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Fund Unallocated Account.

All Gold Bullion must be of at least a minimum fineness (or purity) of 995 parts per 1,000 (99.5%) and otherwise conform to the rules, regulations, practices and customs of the LBMA, including the specifications for a London Good Delivery Bar.

Under the Participant Agreement with respect to each Authorized Participant, the Sponsor has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required Gold Bullion deposit amount by the end of the third Business Day in London following the purchase order date. Upon receipt of the Gold Bullion deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Administrator, will transfer on the second Business Day following the purchase order date the Gold

Bullion deposit amount from the Authorized Participant Unallocated Account to the Fund Unallocated Account, and the Administrator will direct DTC to credit the number of Creation Units ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of Gold Bullion until such Gold Bullion has been received by the Fund will be borne solely by the Authorized Participant. If Gold Bullion is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts as the Sponsor determines to be desirable.

Acting on standing instructions given by the Administrator, the Custodian will transfer the Gold Bullion deposit amount from the Fund Unallocated Account to the Fund Allocated Account by allocating to the Fund Allocated Account specific bars of Gold Bullion which the Custodian holds or instructing a subcustodian to allocate specific bars of Gold Bullion held by or for the subcustodian. The Gold Bullion bars in an allocated Gold Bullion account are specific to that account and are identified by a list which shows, for each Gold Bullion bar, the refiner, assay or fineness, serial number and gross and fine weight. Gold Bullion held in the Fund’s allocated account is the property of the Fund and is not traded, leased or loaned under any circumstances.

The Custodian will use commercially reasonable efforts to complete the transfer of Gold Bullion to the Fund Allocated Account prior to the time by which the Administrator is to credit the Creation Unit to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Creation Units ordered will be delivered against receipt of the Gold Bullion deposit amount in the Fund Unallocated Account, and all Shareholders will be exposed to the risks of unallocated Gold Bullion to the extent of that Gold Bullion deposit amount until the Custodian completes the allocation process. See “Risk Factors—Risks Related to the Custodian—Gold Bullion held in the Fund’s unallocated Gold Bullion account and any Authorized Participant’s unallocated Gold Bullion account is not segregated from the Custodian’s assets.”

Rejection of Purchase Orders

The Fund has the right, but not the obligation, to reject a purchase order if (i) the order is not in proper form as described in the Participant Agreement, (ii) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (iii) if the Fund determines that acceptance of the order from an Authorized Participant would expose the Fund to credit risk; or (iv) circumstances outside the control of the Administrator, the Sponsor or the Custodian make the purchase, for all practical purposes, not feasible to process.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Creation Units mirror the procedures for the creation of Creation Units. On any Business Day, an Authorized Participant may place an order with the Administrator to redeem one or more Creation Units. Redemption orders must be placed by 5:30 p.m. New York time. A redemption order so received is effective on the date it is received in satisfactory form by the Administrator. The day on which the Administrator receives a valid redemption order is the redemption order date.

Trading of Fund Shares

Shares are listed on NYSE Arca under the ticker symbol GLDW. Shares may be bought and sold in the secondary market throughout the trading day like other publicly traded securities. While the Shares are issued in Creation Units at NAV, Shares traded in the secondary market may trade at prices that are lower or higher than their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share is a function of supply and demand, among other things, and may be influenced by non-concurrent trading hours between NYSE Arca and the COMEX, London, Zurich and Singapore. While the Shares trade on NYSE Arca until 4:00 p.m. New York time, liquidity in the global gold market is reduced after the close of the COMEX at 1:30 p.m. New York time. As a result, after

1:30 p.m. New York time, trading spreads, and the resulting premium or discount, on the Shares may widen.

Most retail investors purchase and sell Shares through traditional brokerage or other intermediary accounts. Purchases or sales of Shares in the secondary market, which will not involve the Fund, may be subject to customary brokerage commissions.

Determination of Redemption Distribution

The redemption distribution from the Fund consists of a credit to the redeeming Authorized Participant’s Authorized Participant Unallocated Account in the amount of the Creation Unit Gold Delivery Amount. The Creation Unit Gold Delivery Amount for redemptions is the number of ounces of Gold Bullion held by the Fund to be paid out upon redemption of a Creation Unit. There will be no cash distributions made to Authorized Participants upon redemption. In addition, because the Gold Bullion to be paid out in connection with the redemption order will decrease the amount of Gold Bullion subject to the Gold Delivery Agreement, the Creation Unit Gold Delivery Amount reflects the cost to the Gold Delivery Provider of resizing (i.e., decreasing) its positions so that it can fulfill its obligations under the Gold Delivery Agreement.

Delivery of Redemption Distribution

The redemption distribution due from the Fund is delivered to the Authorized Participant on the fourth Business Day following the redemption order date if, by 10:00 a.m. New York time on such fourth Business Day, the Administrator’s DTC account has been credited with the Creation Units to be redeemed. The Custodian transfers the redemption Gold Bullion amount from the Fund Allocated Account to the Fund Unallocated Account and, thereafter, to the redeeming Authorized Participant’s Authorized Participant Unallocated Account. The Authorized Participant and the Fund are each at risk in respect of Gold Bullion credited to their respective unallocated accounts in the event of the Custodian’s insolvency. See “Risk Factors—Risks Related to the Custodian—Gold Bullion held in the Fund’s unallocated Gold Bullion account and any Authorized Participant’s unallocated Gold Bullion account is not segregated from the Custodian’s assets.”

Suspension or Rejection of Redemption Orders

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

The Fund has the right, but not the obligation, to reject a redemption order if (i) the order is not in proper form as described in the Participant Agreement, (ii) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (iii) if the Fund determines that acceptance of the order from an Authorized Participant would expose the Fund to credit risk, or (iv) circumstances outside the control of the Administrator, the Sponsor or the Custodian make the redemption, for all practical purposes, not feasible to process.

The Sponsor will not be liable to any person or liable in any way for any loss or damages that may result from any such suspension, postponement or rejection.

Creation and Redemption Transaction Fee

An Authorized Participant is required to pay a transaction fee of $500 per order to create or redeem Creation Units. An order may include multiple Creation Units. The transaction fee may be changed from time to time at the sole discretion of the Sponsor and upon written notice to the Authorized Participant, which notice may be provided by disclosure in the Fund’s prospectus.

LIABILITY

No Shareholder of the Fund shall be subject in such capacity to any personal liability whatsoever to any person in connection with the Fund’s property or the acts, obligations or affairs of the Fund. Shareholders shall have the same limitation of personal liability as is extended to stockholders of a private corporation for profit incorporated under the Delaware General Corporation Law.

CUSTODY OF THE FUND’S GOLD

Custody of the gold bullion deposited with and held by the Fund is provided by the Custodian at its London, England vaults. The Custodian will hold all of the Fund’s gold in its own vault premises except when the gold has been allocated in the vault of a subcustodian, and in such cases the Custodian has agreed that it will use commercially reasonable efforts promptly to transport the gold from the subcustodian’s vault to the Custodian’s vault, at the Custodian’s cost and risk. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.

The Custodian, as instructed by the Administrator, is authorized to accept, on behalf of the Fund, deposits of gold in unallocated form. Acting on standing instructions given by the Administrator, the Custodian allocates gold deposited in unallocated form with the Fund by selecting bars of gold bullion for deposit to the Fund Allocated Account from unallocated bars that the Custodian holds or by instructing a subcustodian to allocate bars from unallocated bars held by the subcustodian. All gold bullion allocated to the Fund must conform to the rules, regulations, practices and customs of the LBMA and the Custodian must replace any non-conforming gold bullion with conforming bullion as soon as practical.

The Administrator and the Custodian have entered into the Custody Agreements that establish the Fund Unallocated Account and the Fund Allocated Account. The Fund Unallocated Account is used to facilitate the transfer of gold deposits and gold redemption distributions between Authorized Participants and the Fund in connection with the creation and redemption of Baskets and the sales of gold made by the Administrator for the Fund. Except when gold is transferred in and out of the Fund, all gold deposited with the Fund is held in the Fund Allocated Account.

The Custodian is authorized to appoint from time to time one or more subcustodians to hold the Fund’s gold until it can be transported to the Custodian’s vault. The subcustodians that the Custodian currently uses are the Bank of England, The Bank of Nova Scotia-ScotiaMocatta, ICBC Standard Bank London, JPMorgan Chase Bank and UBS AG. In accordance with LBMA practices and customs, the Custodian does not have written custody agreements with the subcustodians it selects. The Custodian’s selected subcustodians may appoint further subcustodians. These further subcustodians are not expected to have written custody agreements with the Custodian’s subcustodians that selected them. The lack of such written contracts could affect the recourse of the Fund and the Custodian against any subcustodian in the event a subcustodian does not use due care in the safekeeping of the Fund’s gold.

The Custodian is required to use reasonable care in selecting subcustodians, but otherwise has limited responsibility in relation to the subcustodians appointed by it. The Custodian is obliged under the Allocated Bullion Account Agreement to use commercially reasonable efforts to obtain delivery of gold from those subcustodians appointed by it. However, the Custodian may not have the right to, and does not have the obligation to, seek recovery of the gold from any subcustodian appointed by a subcustodian. Otherwise, the Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of additional subcustodians and is not responsible for the actions or inactions of subcustodians. During the fiscal year ended September 30, 2017, no gold was held by a subcustodian.

Under the customs and practices of the London bullion market, allocated gold is held by custodians and, on their behalf, by subcustodians under arrangements that permit each entity for which gold is being held: (1) to request from the entity’s custodian (and a custodian or subcustodian to request from its subcustodian) a list identifying each gold bar being held and the identity of the particular custodian or subcustodian holding the gold bar and (2) to request the entity’s custodian to release the entity’s gold within two business days following demand for release. Each custodian or subcustodian is obligated under the customs and practices of the London bullion market to provide the bar list and the identification of custodians and subcustodians referred to in (1) above, and each custodian is obligated to release gold as requested. Under English law, unless otherwise provided in any applicable custody agreement, a custodian generally is liable to its customer for failing to take reasonable care of the customer’s gold and for failing to release the customer’s gold upon demand. The Custodian will not be liable for the acts or omissions, or for the solvency, of any subcustodian that it selects unless the selection of that subcustodian was made negligently or in bad faith.

The Custodian and the Administrator do not require any direct or indirect subcustodians to be insured or bonded with respect to their custodial activities. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate. The Administrator and the Sponsor may, subject to confidentiality restrictions, review this insurance coverage. Neither the Trust nor the Fund will be a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of the coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the gold held by the Custodian on behalf of the Fund.

DESCRIPTION OF THE CUSTODY AGREEMENTS

The Allocated Bullion Account Agreement and the Unallocated Bullion Account Agreement between the Administrator and the Custodian establish the Fund Allocated Account and the Fund Unallocated Account which are on behalf of the Fund, respectively. These agreements, as amended, restated, supplemented or otherwise modified from time to time, are sometimes referred to together as the “Custody Agreements” in this report. The following is a description of the material terms of the Custody Agreements. As the Custody Agreements are similar in form, they are discussed together, with material distinctions between the agreements noted.

Reports

The Custodian provides the Administrator with reports for each business day, identifying the movements of gold in and out of the Fund Allocated Account and the credits and debits of gold to the Fund Unallocated Account. The Custodian also provides the Administrator with monthly statements of account for the Fund Allocated Account and the Fund Unallocated Account as of the last business day of each month. The monthly statements contain sufficient information to identify each bar of gold held in the Fund Allocated Account and, if the bar is being held temporarily by a subcustodian, the identity of the subcustodian having custody.

Transfers into the Fund Unallocated Account

The Custodian credits to the Fund Unallocated Account the amount of gold it receives from the Fund Allocated Account, an Authorized Participant Unallocated Account or from other third party unallocated accounts for credit to the Fund Unallocated Account. Unless otherwise agreed by the Custodian in writing, the only gold the Custodian will accept in physical form for credit to the Fund Unallocated Account is gold the Administrator has transferred from the Fund Allocated Account. No interest will be paid by the Custodian on any credit balance to the Fund Unallocated Account.

Transfers from the Fund Unallocated Account

The Custodian transfers gold from the Fund Unallocated Account only in accordance with the Administrator’s instructions to the Custodian. A transfer of gold from the Fund Unallocated Account may only be made (1) by transferring gold to a third party unallocated account; (2) by transferring gold to the Fund Allocated Account; or (3) by either (A) making gold available for collection at the Custodian’s vault premises or at such other location as the Custodian may specify, or (B), if separately agreed, delivering the gold to such location as the Custodian and the Administrator agree at the Fund’s expense and risk. Any gold made available in physical form will be in a form that complies with the rules, regulations, practices and customs of the LBMA, the Bank of England or any applicable regulatory body, or Custody Rules, or in such other form as may be agreed between the Administrator and the Custodian, and in all cases will comprise one or more whole gold bars selected by the Custodian.

The Custody Agreements provide for, among other things, the full allocation of all gold credited to the Fund Unallocated Account at the end of each business day. The Sponsor established an overdraft facility with the Custodian under which the Custodian will make available to the Fund Unallocated Account up to 430 fine ounces of gold to allow the Custodian to fully allocate all gold credited to the Trust Unallocated Account to the Fund Allocated Account at the end of each business day.

Transfers into the Fund Allocated Account

The Custodian receives transfers of gold into the Fund Allocated Account only at the Administrator’s instructions by debiting gold from the Fund Unallocated Account and crediting such gold to the Fund Allocated Account.

Transfers from the Fund Allocated Account

The Custodian transfers gold from the Fund Allocated Account only in accordance with the Administrator’s instructions. Generally, the Custodian transfers gold from the Fund Allocated Account only by debiting gold from the Fund Allocated Account and crediting the gold to the Trust Unallocated Account.

Withdrawals of Gold Directly from the Fund Allocated Account

Upon the Administrator’s instruction, the Custodian debits gold from the Fund Allocated Account and makes the gold available for collection by the Administrator or, if separately agreed, for delivery by the Custodian in accordance with its usual practices at the Fund’s expense and risk. The Administrator and the Custodian expect that the Administrator will withdraw gold physically from the Fund Allocated Account (rather than by crediting it to the Fund Unallocated Account and instructing a further transfer from that account) only in exceptional circumstances, such as if, for some unforeseen reason, it was not possible to transfer gold in unallocated form. The Custodian is not obliged to effect any requested delivery if, in its reasonable opinion, (1) it would cause the Custodian or its agents to be in breach of the Custody Rules or other applicable law, court order or regulation; (2) the costs incurred would be excessive; or (3) delivery is impracticable for any reason. When gold is physically withdrawn from the

Fund Allocated Account pursuant to the Administrator’s instruction, all right, title, risk and interest in and to the gold withdrawn passes to the person to whom or to or for whose account such gold is transferred, delivered or collected at the time the recipient or its agent acknowledges in writing its receipt of gold. Unless the Administrator specifies the bars of gold to be debited from the Fund Allocated Account, the Custodian is entitled to select the gold bars.

Exclusion of Liability

The Custodian will use reasonable care in the performance of its duties under the Custody Agreements and is responsible only for any loss or damage suffered by the Fund arising out of the Custodian’s own negligence, bad faith, willful misfeasance, or reckless disregard of its duties. Under the Allocated Bullion Account Agreement and the Unallocated Bullion Account Agreement, the Custodian is responsible to the Fund only for any loss or damage suffered by the Fund as a direct result of any negligence, fraud or willful default on the Custodian’s part. The Custodian’s liability under the Allocated Bullion Account Agreement and the Unallocated Bullion Account Agreement is limited to the market value of the gold held in the Fund Allocated Account at the time the Custodian discovers such negligence, fraud or willful default, provided that the Custodian promptly notifies the Administrator of its discovery.

Furthermore, the Custodian has no duty to make or take or to require any subcustodian selected by it to make or take any special arrangements or precautions beyond those required by the Custody Rules or as specifically set forth in the Custody Agreements.

In the event of a loss caused by the failure of the Custodian or a subcustodian to exercise reasonable care, the Administrator, on behalf of the Fund, has the right to seek recovery from the Custodian or subcustodian in breach. The Custodian is not liable for any delay in performance or any non-performance of any of its obligations under the Custody Agreements by reason of any cause beyond its reasonable control, including acts of God, war or terrorism.

Indemnity

Solely out of the Fund’s assets, the Trust will indemnify the Custodian and each of its officers, directors, employees and affiliates on demand against all costs and expenses, damages, liabilities and losses which the Custodian or any such officer, director, employee or affiliate may suffer or incur in connection with the Custody Agreements, except to the extent that such sums arise out of the Custodian’s own negligence, bad faith, willful misfeasance, or reckless disregard of its duties.

Termination

The Administrator and the Custodian may each terminate any Custody Agreement upon 90 business days’ prior notice. The Custody Agreements will also terminate 90 business days after the resignation or removal of the Trustee except as otherwise provided in the Custody Agreements. If either the Allocated Bullion Account Agreement or the Unallocated Bullion Account Agreement is terminated, the other agreement automatically terminates.

Governing Law

The Custody Agreements are governed by English law. The Administrator and the Custodian both consent to the non-exclusive jurisdiction of the courts of the State of New York and the federal courts located in the borough of Manhattan in New York City. Such consent is not required for any person to assert a claim of New York jurisdiction over the Trustee or the Custodian.

Item 1A.    Risk Factors

The value of the Shares relates directly to the value of the gold and the value of the Reference Currencies against the USD comprising the FX Basket. Fluctuations in the price of gold and/or the value of the Reference Currencies comprising the FX Basket could materially adversely affect the price of the Shares.

The Shares are designed to closely mirror the performance of the price of gold in terms of the Reference Currencies comprising the FX Basket, and the value of the Shares relates directly to the value of the gold and the value of the Reference Currencies against the USD comprising the FX Basket, less the Fund’s liabilities (including estimated accrued expenses). The price of gold and the price of each Reference Currency against the USD comprising the FX Basket have fluctuated widely in the past.

Several factors may affect the price of gold, including but not limited to:

•	Global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as South Africa, China, the United States and Australia.

•	A significant change in the attitude of speculators and investors toward gold. Should the speculative community take a negative view toward gold, it could cause a decline in world gold prices, negatively affecting the price of the Shares.

•	A significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the Shares.

•	Global or regional political, economic or financial events and situations.

•	Investors’ expectations with respect to the rate of inflation.

•	Currency exchange rates.

•	A widening of interest rate differentials between the cost of money and the cost of gold could negatively affect the price of gold, which, in turn, could negatively affect the price of the Shares.

•	A combination of rising money interest rates and a continuation of the current low cost of borrowing gold could improve the economics of selling gold forward. This could result in an increase in hedging by gold mining companies and short selling by speculative interests, which would negatively affect the price of gold. Under such circumstances, the price of the Shares would be similarly affected.

•	Investment and trading activities of hedge funds and commodity funds.

•	Investor confidence.

If gold markets continue to be subject to sharp fluctuations, this may result in potential losses if you need to sell your Shares at a time when the price of gold is lower than it was when you made your investment. Even if you are able to hold Shares for the long-term, you may never experience a profit, since gold markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations.

In addition, investors should be aware that there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

Several factors may affect the value of the Reference Currencies comprising the FX Basket or the USD and, in turn, the amount of Gold Bullion to be transferred in and out of the Fund pursuant to the Gold Delivery Agreement, including, but not limited to:

•	Debt level and trade deficit of the U.S. and the relevant non-U.S. countries;

•	Inflation rates of the U.S. and the relevant non-U.S. countries and investors’ expectations concerning inflation rates;

•	Interest rates of the U.S. and the relevant non-U.S. countries and investors’ expectations concerning interest rates;

•	Global or regional political, economic or financial events and situations;

•	Sovereign action to set or restrict currency conversion;

•	Monetary policies and other related activities of central banks within the U.S. and other relevant foreign markets; and

•	Global investment and spending patterns.

These factors interrelate in complex ways. The effect of one factor on the market value of the Fund may offset or enhance the effect of another factor. Daily increases in the value of the Reference Currencies comprising the FX Basket against the USD will negatively affect the daily performance of Shares of the Fund. Conversely, daily decreases in the value of the Reference Currencies comprising the FX Basket against the USD will positively affect the daily performance of Shares of the Fund.

Future governmental decisions may have a significant impact on the price of gold and the value of the Reference Currencies comprising the FX Basket, which may result in a significant decrease or increase in the value of the net assets and the net asset value of the Fund.

Generally, gold prices reflect the supply and demand of available gold. Governmental decisions, such as the executive order issued by the President of the United States in 1933 requiring all persons in the United States to deliver gold to the Federal Reserve or the abandonment of the gold standard by the United States in 1971, have been viewed as having a significant impact on the supply and demand of gold and the price of gold. Future governmental decisions may have an impact on the price of gold, and may result in a significant decrease or increase in the value of the net assets and the net asset value of the Fund.

Governmental intervention with respect to a particular country’s currency can have a significant impact on the value of such currency. For example, in July 2005, the Chinese government began to permit the Renminbi to float against the USD, which was a shift from the country’s previous policy to the managed floating exchange rate regime, which is still in effect. Moreover, even after shifting to the managed floating exchange rate regime, the People’s Bank of China continues to intervene in the foreign exchange market by buying USDs against the Renminbi. In addition, countries may also devalue their currency. Venezuela, for example, devalued its currency, the Venezuelan bolívar, in 2010, 2013 and 2014. It cannot be predicted whether governmental intervention regarding a country’s currency will occur, and in cases in which it does occur, it is unknown what impact the intervention will have on a country’s currency. China and Venezuela are used as examples only; neither the Renminbi nor the Venezuelan bolívar is a Reference Currency.

The sale of the Fund’s Gold Bullion to pay expenses at a time of low gold prices or at a time when the value of a Reference Currency is increasing against the USD could adversely affect the value of the Shares.

The Sponsor will sell Gold Bullion to pay Fund expenses on an as-needed basis irrespective of then-current gold prices or currency valuations. The Fund is not actively managed, and no attempt will be made to buy or sell gold to protect against or to take advantage of fluctuations in the price of gold or the value of currencies. Consequently, the Fund’s gold may be sold or delivered out of the Fund at a time when the gold price is low, or at a time when the value of a Reference Currencies comprising the FX Basket is increasing against the USD, resulting in a negative effect on the value of the Shares.

DERIVATIVES RISK

The Gold Delivery Agreement comes within the definition of a “swap” as set forth in Section 1a(47) of the Commodity Exchange Act of 1936, as amended, and the rules promulgated thereunder. As a result,

the transactions pursuant to the Gold Delivery Agreement may be deemed a commodity interest under the CEA and a “swap” for these purposes. Based on this analysis, the approximate percentage of the Fund’s assets subject to treatment as commodity interests is potentially 100%. However, this amount is lower on a daily basis as only a small percentage of the Fund’s assets (i.e., the amount equivalent to the change in value of the Reference Currencies comprising the FX Basket against the USD) would move into or out of the Fund on any day pursuant to the Gold Delivery Agreement.

Because the Gold Delivery Agreement and the transactions contemplated by the Gold Delivery Agreement come within the CEA’s “swap” definition, the Fund is subject to the jurisdiction of the CFTC. The Gold Delivery Agreement is a negotiated, bilateral contract for delivery of physical Gold Bullion; it will not be traded on an organized exchange and the Gold Bullion delivered pursuant to the Gold Delivery Agreement will not be cleared by a clearing organization. Pursuant to the Gold Delivery Agreement, the Gold Delivery Provider determines the notional exposure for each Reference Currency comprising the FX Basket based upon their respective Index weights.

REGULATORY DEVELOPMENTS

Regulatory developments, including the adoption and implementation of new legislation, may cause changes to the Fund’s operations and profitability. Market participants in the U.S. derivatives markets, and the markets themselves, are subject to comprehensive regulation by the CFTC and self-regulatory organizations, such as the NFA. Future regulatory developments could cause changes to the Fund’s ability to implement its investment strategies. The regulation of swap transactions in the U.S. is a rapidly changing area of law and is subject to further developments by government and judicial action. It is impossible to predict the impact of any future regulatory change on the Fund, but a regulatory change could be substantial and adverse to the Fund.

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, the regulation of derivatives has significantly changed. Title VII of the Dodd-Frank Act establishes a new legal framework for OTC derivatives, which has significantly increased the CFTC’s and SEC’s authority over U.S. derivatives markets and market participants. For example, the Dodd-Frank Act mandates that certain swaps be traded on a designated contract market or swap execution facility and cleared by a derivatives clearing organization. In addition, swap dealers are subject to a comprehensive registration scheme and regulation. The Dodd-Frank Act also requires that all bilateral swaps be transacted only by parties that qualify as eligible contract participants (“ECPs”). For the Fund to qualify as an ECP the Sponsor must be registered as a CPO and the Fund must have total assets exceeding $10,000,000 at the time that it enters into any swap to comply with regulatory requirements pertaining to swaps. Although the CFTC and SEC, as well as other federal regulators, responsible for promulgating rules to implement the Dodd-Frank Act have adopted many final rules that are in effect, the full impact of the Dodd-Frank Act remains uncertain.

COUNTERPARTY RISKS

The Fund may be subject to counterparty risks. To achieve the Fund’s investment objectives, the Fund has entered into the Gold Delivery Agreement, which falls within the CEA’s definition of “swap.” Swap agreements are generally traded in over-the-counter markets and have only recently become subject to regulation by the CFTC. The CFTC’s rules governing swaps do not cover all types of swap agreements in their entirety. For example, the Gold Delivery Agreement is not subject to the requirement that it be traded on a designated contract market or swap execution facility, or cleared by a derivatives clearing organization. As a result, investors may not receive the protection of the CEA or the CFTC’s regulations in connection with the Gold Delivery Agreement. The lack of regulation in these markets could expose investors to significant losses under certain circumstances, including in the event of insolvency by participants or trading abuse.

The Fund is subject to counterparty credit risk with respect to the Gold Delivery Provider. A counterparty to an uncleared swap is generally a single financial institution rather than a derivatives clearing organization, as is the case with futures contracts. A single counterparty introduces credit risk to the Fund. For example, if the Gold Delivery Provider becomes insolvent, terminates the Gold Delivery Agreement or otherwise becomes unable to perform its obligations under the Gold Delivery Agreement, the Fund could suffer significant losses, and the value of an investor’s investment may decline, while the Fund searches for a new counterparty to perform similar obligations as the Gold Delivery Provider.

The Gold Delivery Agreement is less liquid than a futures contract because it is not traded on an exchange, does not have uniform terms and conditions, and, generally, is entered into based upon the creditworthiness of the parties and not transferable without the consent of the other counterparty. The Gold Delivery Agreement contains various conditions, covenants, representations, events of default and termination events. If a party triggers certain events or defaults on certain terms of the Gold Delivery Agreement, then the other party could terminate the Gold Delivery Agreement. In that event, it may not be possible for the Fund to enter into another swap agreement or to invest in other financial instruments necessary to achieve the desired exposure consistent with the Fund’s objective. This, in turn, may prevent the Fund from achieving its investment objective, particularly if the level of the Fund’s benchmark reverses all or part of its intraday move by the end of the day.

The Gold Delivery Provider and/or any of its affiliates may be an Authorized Participant or shareholder of the Fund, subject to applicable law.

FOREIGN CURRENCY RISK

Foreign currency exchange rates may fluctuate significantly over short periods of time and can be unpredictably affected by political developments or government intervention. The value of the foreign currencies included in the FX Basket may be impacted by several factors, including: monetary policies of central banks within the relevant foreign countries or markets; global or regional economic, political or financial events; inflation or interest rates of the relevant foreign countries and investor expectations concerning inflation or interest rates; debt levels and trade deficits of the relevant foreign countries.

RISKS RELATED TO GOLD

An adverse development may lead to a decrease in Gold Bullion trading prices.

An adverse development with respect to one or more factors such as global gold supply and demand, investors’ inflation expectations, exchange rate volatility and interest rate volatility may lead to a decrease in Gold Bullion trading prices. A decline in prices of gold would have a negative impact on the net asset value of the Fund.

Substantial sales of gold by the official sector could adversely affect an investment in the Shares.

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold gold as part of their reserve assets. The official sector holds a significant amount of gold, most of which is static, meaning that it is held in vaults and is not bought, sold, leased or swapped or otherwise mobilized in the open market. Since 1999, most sales have been made in a coordinated manner under the terms of the Central Bank Gold Agreement, as amended, under which 18 of the world’s major central banks (including the European Central Bank) agree to limit the level of their gold sales and lending to the market. In the event that future economic, political or social conditions or pressures require members of the official sector to liquidate their gold assets all at once or in an uncoordinated manner, the demand for gold might not be sufficient to accommodate the sudden increase in the supply of gold to the market. Consequently, the price of gold could decline significantly, which would adversely affect an investment in the Shares.

Crises may motivate large-scale sales of gold, which could decrease the price of gold and adversely affect an investment in the Shares.

The possibility of large-scale distress sales of gold in times of crisis may have a negative impact on the price of gold and adversely affect an investment in the Shares. For example, the 2008 financial credit crisis resulted in significantly depressed prices of gold largely due to forced sales and deleveraging by institutional investors such as hedge funds and pension funds. Crises in the future may impair gold’s price performance, which would, in turn, adversely affect an investment in the Shares.

Purchasing activity in the gold market associated with the delivery of Gold Bullion to the Fund in exchange for Creation Units may cause a temporary increase in the price of gold, which may adversely affect an investment in the Shares.

Purchasing activity associated with acquiring the Gold Bullion required for deposit into the Fund in connection with the creation of Creation Units may temporarily increase the market price of gold, which would likely result in higher prices for the Shares. Temporary increases in the market price of gold may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of gold that may result from increased purchasing activity of gold connected with the issuance of Creation Units. Consequently, the market price of gold may decline immediately after Creation Units are created. If the price of gold declines, it will have a negative impact on the value of the Shares.

The price of gold may be affected by the sale of gold by exchange-traded funds (ETF) or other exchange-traded vehicles tracking gold markets.

To the extent existing ETFs, or other exchange-traded vehicles tracking gold markets, represent a significant proportion of demand for physical Gold Bullion, large redemptions of the securities of these ETFs or other exchange traded vehicles could negatively affect physical Gold Bullion prices and the price and NAV of the Shares.

The value of the Gold Bullion held by the Fund will be determined using the LBMA Gold Price AM. Potential discrepancies in the calculation of the LBMA Gold Price AM, as well as any future changes to the LBMA Gold Price AM, could offset the value of the Gold Bullion held by the Fund and could have an adverse effect on the methodology used to calculate the investment in the Shares.

The LBMA Gold Price is determined twice each Business Day (10:30 a.m. and 3:00 p.m. London time) by the participants in a physically settled, electronic and tradable auction administered by the IBA. The IBA oversees a bidding process that determines the price of gold by matching buy and sell orders submitted by the participants for the applicable auction time. The NAV of the Fund is determined each day that the Fund’s principal market, NYSE Arca, is open for regular trading, based on the price of gold per ounce applied against the number of ounces of gold owned by the Fund. In determining the Fund’s NAV, the Administrator generally will value the Gold Bullion held by the Fund using the 10:30 a.m. LBMA Gold Price, which is commonly referred to as the LBMA Gold Price AM. If no LBMA Gold Price AM is made on a particular evaluation day or if the LBMA Gold Price AM has not been announced by 12:00 p.m. New York time on a particular evaluation day (including a Business Day that is not an Index Business Day), the next most recent LBMA Gold Price AM is used in the determination of the NAV of the Fund, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. While the Trust, the Sponsor, and the Administrator do not participate in establishing the LBMA Gold Price AM, an affiliate of the Custodian, HSBC Bank plc, is a direct participant in establishing the LBMA Gold Price AM.

In the event that the LBMA Gold Price AM does not prove to be an accurate benchmark and the LBMA Gold Price AM varies materially from the price determined by other mechanisms, the NAV of the Fund and the value of an investment in the Shares could be adversely affected. Any future developments in the benchmark, to the extent they have a material impact on the LBMA Gold Price AM, could adversely affected the NAV of the Fund and the value of an investment in the Shares. Further, the calculation of the LBMA Gold Price AM is not an exact process. Rather, it is based upon a procedure of matching orders from participants in the auction process and their customers to sell gold with orders from participants in the auction process and their customers to buy gold at particular prices. The LBMA Gold Price AM does not therefore purport to reflect each buyer or seller of gold in the market, nor does it purport to set a definitive price for gold at which all orders for sale or purchase will take place on that particular day or time. All orders placed into the auction process by the participants will be executed on the basis of the price determined pursuant to the LBMA Gold Price AM auction process (provided that orders may be cancelled, increased or decreased while the auction is in progress). It is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Gold Price AM on any given date.

If concerns about the integrity or reliability of the LBMA Gold Price AM arise, even if eventually shown to be without merit, such concerns could adversely affect investor interest in gold and therefore adversely affect the price of gold and the value of an investment in the Shares. Because the NAV of the Fund is determined using the LBMA Gold Price AM, discrepancies in or manipulation of the calculation of the LBMA Gold Price AM could have an adverse impact on the value of an investment in the Shares. Furthermore, any concern about the integrity or reliability of the pricing mechanism could disrupt trading in gold and products using the LBMA Gold Price AM, such as the Shares. In addition, these concerns could potentially lead to both changes in the manner in which the LBMA Gold Price AM is calculated and/or the discontinuance of the LBMA Gold Price AM altogether. Each of these factors could lead to less liquidity or greater price volatility for gold and products using the LBMA Gold Price AM, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

Because the Fund invests only in gold, an investment in the Fund may be more volatile than an investment in a more broadly diversified portfolio.

The Fund invests only in gold. As a result, the Fund’s holdings are not diversified. Accordingly, the Fund’s net asset value may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over short or long periods of time. The price of gold can be volatile because gold is comparatively less liquid than other commodities. Fluctuations in the price of gold are expected to have a direct impact on the value of the shares.

An investment in the Fund may be deemed speculative and is not intended as a complete investment program. An investment in Shares should be considered only by persons financially able to maintain their investment and who can bear the risk of loss associated with an investment in the Fund. Investors should review closely the objective and strategy and redemption provisions of the Fund, as discussed herein, and familiarize themselves with the risks associated with an investment in the Fund.

An investment in the Shares may be adversely affected by competition from other methods of investing in gold.

The Fund competes with other financial vehicles, including traditional debt and equity securities issued by companies in the gold industry and other securities backed by or linked to gold, direct investments in gold and investment vehicles similar to the Fund. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in gold directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

RISKS RELATED TO THE REFERENCE CURRENCIES COMPRISING THE FX BASKET

Currency exchange rates can be volatile and difficult to predict. This volatility could materially and adversely affect the performance of the Shares.

Currency exchange rates are influenced by the factors identified above and may also be influenced by, among other things: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence prices directly. These events and actions are unpredictable. The resulting volatility in the USD/Reference Currency exchange rates could materially and adversely affect the performance of the Shares.

The value of any currency, including the Reference Currencies, relative to the USD may be affected by complex political and economic factors.

The exchange rate of each Reference Currency in terms of the USD is subject at any moment to the supply and demand for the currencies, and changes in the exchange rates result over time from the interaction of many factors directly or indirectly affecting economic and political conditions in the various countries, including economic and political developments in other countries. Currency exchange rates may be particularly affected by the relative rates of inflation, interest rate levels, balance of payments and the extent of governmental surpluses or deficits in non-U.S. countries and in the United States, all of which are in turn sensitive to the monetary, fiscal and trade policies pursued by the governments of such non-U.S. countries, the United States and other countries important to international trade and finance.

Governments may use a variety of techniques, such as intervention by the central bank or imposition of regulatory controls or taxes, to affect the exchange rates of their respective currencies. They also may issue a new currency to replace an existing currency or alter the exchange rate or relative exchange characteristics by devaluation or revaluation of a currency. The liquidity and trading value of the currencies could be affected by the actions of governments, which could change or interfere with theretofore freely determined currency valuation, fluctuations in response to other market forces and the movement of currencies across borders.

The currency market is a global, around-the-clock market. Therefore, the hours of trading for the Shares will not always conform to the hours during which non-U.S. currencies and USDs are traded. Significant price and rate movements may take place in the underlying foreign exchange markets that will not be reflected immediately in the price of the Shares.

Substantial purchases of a Reference Currency by the official sector could adversely affect an investment in the Shares.

The official sector holds a significant amount of various foreign currencies that can be mobilized in the open market. In the event that future economic, political or social conditions or pressures require members of the official sector to purchase a specific foreign currency simultaneously or in an uncoordinated manner, the supply for such currency might not be sufficient to accommodate the sudden increase in the demand of the currency to the market. Consequently, the price of a Reference Currency could increase, which could adversely affect an investment in the Shares.

Because the value of the Fund relates to the prices of the Reference Currencies comprising the FX Basket, which are determined using the WMR Fix, potential discrepancies in, or manipulation of, the calculation of the WMR Fix could affect the value of the Reference Currencies comprising the FX Basket and could have an adverse effect on the value of an investment in the Shares.

Any discrepancies in, or manipulation of, the calculation of the WMR Fix could have an adverse impact on the value of an investment in the Shares. Furthermore, concerns about the integrity or reliability of the pricing mechanism could disrupt trading in the Reference Currencies comprising the FX Basket and products using the WMR Fix, such as the Shares. In addition, these concerns could potentially lead to both changes in the manner in which the WMR Fix is calculated and/or the discontinuance of the WMR Fix altogether. Each of these events could lead to less liquidity or greater price volatility for the Reference Currencies comprising the FX Basket and products using the WMR Fix, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares. The use of an alternative indicator for the price of the Reference Currencies could result in materially different pricing of transactions under the Gold Delivery Agreement, which could result in materially different valuations of the Fund’s Shares. Future changes to, or the discontinuance of, the WMR Fix may have a material effect on the Fund’s operations, including the creation or redemption of Shares, or the trading price of Shares.

RISKS RELATED TO THE INDEX

The Index is calculated without regard to the Fund. The Index Provider does not have any obligation to the Fund or its Shareholders other than as set forth in the Index License Agreement.

There is no assurance that the Index Provider will compile the Index accurately, or that the Index will be determined, composed or calculated accurately. The Index Provider does not have any obligation to take the needs of the Fund or its Shareholders into account when calculating the Index or making changes to the Index other than as set forth in the Index License Agreement. While the Index Provider does provide descriptions of what the Index is designed to achieve, the Index Provider does not provide any warranty or accept any liability in relation to the quality, accuracy or completeness of data in respect of its indices, and does not guarantee that the Index will be in line with the described index methodology.

The Fund is designed to track the performance of the Index regardless of whether the Index is increasing or decreasing in value. Consequently, the Fund does not provide any warranty or guarantee for the performance of the Index or warranty or guaranty against Index Provider errors. Errors with respect to the calculation, quality, accuracy and completeness of the Index or the data used to calculate the Index may occur from time to time and may not be identified and corrected for a period of time, if at all. Gains, losses or costs associated with the performance of the Index and Index Provider errors generally will be borne by the Fund and its Shareholders and could have a material negative impact on the performance of the Index and the Fund.

Under certain limited circumstances, the Calculation Agent for the Index has discretion in relation to the Index and is under no obligation to consider your interests as holder of the Shares.

Solactive AG acts as the Calculation Agent of the Index and is responsible for calculating and maintaining the official closing levels of the Index, maintaining the Index and developing the guidelines and policies governing its composition and calculation. The rules governing the Index may be amended at any time by Solactive AG, in its sole discretion, and the rules also permit the use of discretion by Solactive AG in relation to the Index in specific instances, including but not limited to the determination of the levels to be used in the event of market disruptions that affect its ability to calculate and publish the levels of the Index and the interpretation of rules governing the Index.

In addition, following the occurrence of certain extraordinary events, as described under “Market Disruption Events and Extraordinary Events,” the Calculation Agent for the Index has discretion, acting in good faith and in a commercially reasonable manner, to use different pricing sources on a specific date of its choosing in the event of certain extraordinary events, such as certain changes in law, or where it is reasonably necessary to do so to reflect the purpose of the Index.

Although the Calculation Agent for the Index is obligated to make all determinations and take all action in relation to the Index acting in good faith and a commercially reasonable manner, it should be noted that such discretion could have an impact, positive or negative, on the closing level of the Index. The Calculation Agent for the Index is under no obligation to consider your interests as a holder of the Shares in taking any actions that might affect the value of your Shares.

The Index is described as a “notional” or “synthetic” portfolio or strategy.

The Index’s exposures to the Gold Price and the FX Basket comprised of Reference Currencies are purely notional and will exist solely in the records maintained by or on behalf of the Calculation Agent for the Index. There is no actual portfolio of assets to which any person is entitled or in which any person has any ownership interest. Consequently, you will not have any claim against any of the reference assets reflected in the Index.

The Index has a limited operating history and may perform in unanticipated ways.

The Index has been calculated on a “live” basis since July 20, 2016. Therefore, the Index has limited operating history. Any back-testing or similar analysis performed by any person in respect of the Index has inherent limitations and should be considered illustrative only. Past performance is not indicative of future performance and does not guarantee future results.

The Index may be removed or replaced if certain extraordinary events occur.

Following the occurrence of certain extraordinary events, as described under “Market Disruption Events and Extraordinary Events,” the Index may cease calculation or use different pricing sources. You should realize that changing pricing sources may affect the performance of the Index, and therefore, the return on the Shares, as the replacement pricing sources may result in significantly better or worse performance of the Fund than the original pricing sources.

RISKS RELATED TO THE FUND

The Fund is a passive investment vehicle. It is not actively managed and is designed to track the Index during periods in which the Index is flat or declining as well as when the Index is rising. This means that the value of the Shares may be adversely affected by Fund losses that, if the Fund had been actively managed, it might have been possible to avoid.

The Fund does not manage its portfolio to sell Gold Bullion at times when its price is high, or acquire Gold Bullion at low prices in the expectation of future price increases. It also means that the Fund does not use any of the hedging techniques available to professional gold investors to attempt to reduce the risks of losses resulting from gold price decreases. The Fund does not attempt to manage or hedge currency gains or losses. Moreover, transfers of Gold Bullion into or out of the Fund pursuant to the Gold Delivery Agreement are not offset by Fund purchases or sales of Gold Bullion in anticipation of or in response to changes in foreign exchange rates. Any losses sustained by the Fund will adversely affect the value of the Shares.

The Fund’s performance may deviate from changes in the levels of its Index.

Although the objective of the Fund is to track the performance of the Index, less fees and expenses, the Fund’s performance will not replicate the performance of the Index for a number of reasons. Fund fees and expenses, which are not accounted for by the Index, will have a negative impact on the Fund’s performance and cause the performance of the Fund to deviate from the performance of the Index (i.e., create “tracking error” between the Fund and the Index). The Gold Delivery Amount is calculated by the Gold Delivery Provider, while the Index is calculated and published by the Index Provider. The methodologies used to calculate the Gold Delivery Amount and the Index include complicated mathematical calculations and, in the event of a disruption in the relevant markets or the occurrence of other unusual events, these methodologies allow the exercise of discretion by the Gold Delivery Provider and the Index Provider, respectively. No assurance can be given that the Gold Delivery Provider, in calculating the Gold Delivery Amount, and the Index Provider, in calculating the Index, will produce equivalent results, particularly in the event of a disruption in the relevant markets or the occurrence of other unusual events. Furthermore, the failure of the Gold Delivery Provider to perform its obligations under the Gold Delivery Agreement, the failure of the Index Provider to calculate the Index in accordance with the Index methodology, or other unusual circumstances may also create tracking error between the Fund and the Index.

The costs inherent in buying or selling Shares may detract significantly from investment results.

Buying or selling Shares on an exchange involves two types of costs that apply to all securities transactions effectuated on an exchange. When buying or selling Shares of the Fund through a broker or other intermediary, you will likely incur a brokerage commission or other charges imposed by that broker or intermediary. In addition, you may incur the cost of the “spread,” that is, the difference between what investors are willing to pay for Shares (the “bid” price) and the price at which they are willing to sell Shares (the “ask” price). Because of the costs inherent in buying or selling Shares, frequent trading may detract significantly from investment results and an investment in Shares may not be advisable for investors who anticipate regularly making small investments.

Because of the Fund’s expenses, a Share in the Fund will need to realize a return of 0.50% in the first year for the value of a Share at the end of the first year to equal the initial price of a Fund Share.

The Fund pays the Sponsor the Sponsor’s Fee, which accrues daily at an annualized rate of 0.33% of the NAV of the Fund payable monthly in arrears, and pays the Gold Delivery Provider the Gold Delivery Provider’s Fee, which accrues and is payable by the Fund daily at an annual rate of 0.17% of the NAV of the Fund. Accordingly, the Fund’s total annual expense ratio is expected to be equal to 0.50%. Based on the Fund’s total annual expense ratio of 0.50%, on an annualized basis the Fund will need to realize a return of 0.50% in the first year for the value of a share at the end of the first year to equal the initial selling price (not including any customary brokerage commissions or other fees charged to intermediaries).

The lack of an active trading market or a halt in trading of the Shares of the Fund may result in losses on investment at the time of disposition of the Shares.

Although the Shares are listed for trading on NYSE Arca, we cannot guarantee that an active trading market for the Shares will develop. If an investor needs to sell Shares at a time when no active market for Shares exists, or there is a halt in trading of securities generally or of the Shares, this will most likely adversely affect the price the investor receives for the Shares (assuming the investor is able to sell them).

The Shares may trade at a price that is at, above or below the NAV per Share and any discount or premium in the trading price relative to the NAV per Share may widen as a result of non-concurrent trading hours between the COMEX and NYSE Arca.

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Fund’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the COMEX and NYSE Arca. While the Shares trade on NYSE Arca until 4:00 p.m. New York time, liquidity in the global gold market may be reduced after the close of the COMEX at 1:30 PM New York time. As a result, after 1:30 p.m. New York time, trading spreads, and the resulting premium or discount, on the Shares may widen.

However, because shares can be created and redeemed in Creation Units at NAV (unlike shares of many closed-end funds, which frequently trade at appreciable discounts from, and sometimes at premiums to, their NAVs), the Sponsor believes that large discounts or premiums to the NAV of the Fund are not likely to be sustained over the long term. While the creation/redemption feature is designed to make it more likely that the Fund’s shares normally will trade on stock exchanges at prices close to the Fund’s next calculated NAV, exchange prices are not expected to correlate exactly with the Fund’s NAV due to timing reasons, supply and demand imbalances and other factors. In addition, disruptions to creations and redemptions, including disruptions at market makers or Authorized Participants, or to market participants or during periods of significant market volatility, may result in trading prices for shares of the Fund that differ significantly from its NAV.

If the process of creation and redemption of Creation Units encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the shares closely linked to the price of gold and the Reference Currencies comprising the FX Basket may not exist and, as a result, the price of the Shares may fall.

If the process for the creation and redemption of shares by Authorized Participants (which depends on, among other things, timely transfers of Gold Bullion to and by the Custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Creation Units to take advantage of arbitrage opportunities may not do so. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of gold and may fall.

The amount of gold represented by each Share will decrease when the Fund’s Gold Bullion is sold to pay the Sponsor’s Fee and any other Fund expenses. Without increases in the price of gold and/or decreases in the price of the FX Basket comprised of Reference Currencies sufficient to compensate for this decrease, the price of the Shares will decline and you will lose money on your investment in Shares.

To the extent the Fund sells Gold Bullion to cover expenses or liabilities, the amount of Gold Bullion represented by each Share will decrease. New deposits of Gold Bullion, received in exchange for new Shares issued by the Fund, would not reverse this trend. A decrease in the amount of Gold Bullion represented by each Share results in a decrease in the price of a Share even if the price of Gold Bullion has not changed. To retain the Share’s original price, the price of gold would have to increase and/or the price of the FX Basket comprised of the Reference Currencies would have to decrease. Without those beneficial price changes, the lesser amount of Gold Bullion represented by the Share will have a correspondingly lower price. If these increases/decreases do not occur, or are not sufficient to counter the lesser amount of Gold Bullion represented by each Share, you will sustain losses on your investment in Shares.

The Fund also may be subject to certain liabilities (for example, as a result of litigation) that have not been assumed by the Sponsor. The Fund will sell Gold Bullion to pay those expenses, unless the Sponsor agrees to pay such expenses out of its own pocket.

The value of the Shares could decline if unanticipated operational or trading problems arise.

There may be unanticipated problems or issues with respect to the mechanics of the Fund’s operations and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor’s past experience and qualifications may not be suitable for solving these problems or issues.

Market Disruption Events or Extraordinary Events could cause a disruption in the operation of the Index and/or the Fund and in secondary market trading of Shares.

From time to time, unexpected events may cause the operations of the Index and/or the Fund to be disrupted. These events are expected to be relatively rare, though there can be no guarantee they will not occur. These events are referred to as either “Market Disruption Events” or “Extraordinary Events” depending largely on their significance and potential impact on the Index and the Fund. The occurrence of any Market Disruption Event or Extraordinary Event could have a material adverse impact on the Index, the Fund, the trading of Shares and the value of an investment in the Shares. Examples of Market Disruption Events or Extraordinary Events include disruptions in the trading of gold or the Reference Currencies comprising the FX Basket, as well as delays or disruptions in the publication of the LBMA Gold Price or the Reference Currency prices. The occurrence of a Market Disruption Event or Extraordinary Event may result in, among other things, (i) a disruption or change in the calculation of the Index or the Gold Delivery Amount, (ii) the suspension or cancellation of creation and redemption transactions and disruptions, and/or (iii) disruptions or halts in secondary market trading. Market Disruption Events and Extraordinary Events could also cause secondary market trading of Shares to be disrupted or halted for short or even long periods of time. To the extent trading continues during a Market Disruption Event or Extraordinary Event, it is expected that trading would be more volatile and that Shares would trade at wider discounts or premiums to NAV. The occurrence of any Market Disruption Event or Extraordinary Event could have a material adverse impact on the Index and/or Fund and the performance of the Index and/or Fund.

RISKS RELATING TO THE FUND’S OPERATIONS

RISKS RELATED TO THE FUND

The Fund is exposed to various operational risks.

The Fund is exposed to various operational risks, including human error, information technology failures and failure to comply with formal procedures intended to mitigate these risks, and is particularly dependent on electronic means of communicating, record-keeping and otherwise conducting business. In addition, the Fund generally exculpates, and in some cases indemnifies, its counterparties with respect to losses arising from unforeseen circumstances and events, which may include the interruption, suspension or restriction of trading on or the closure of NYSE Arca, power or other mechanical or technological failures or interruptions, computer viruses, communications disruptions, work stoppages, natural disasters, fire, war, terrorism, riots, rebellions or other circumstances beyond its or its counterparties’ control. Accordingly, the Fund generally bears the risk of loss with respect to these unforeseen circumstances and events to the extent relating to the Fund or the Shares.

Although it is expected that the Fund’s direct counterparties will generally have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, these safeguards may not be in place for all parties whose activities may affect the performance of the Fund, and these safeguards, even if implemented, may not be successful in preventing losses associated with such unforeseen circumstances and events. Moreover, the systems and applications on which the Fund relies may not continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Fund, any such unforeseen circumstances and events or operational failures may further distract the counterparties or personnel on which the Fund relies, reducing their ability to conduct the activities on which the Fund is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost-effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Fund to operate in more typical circumstances.

The Fund may be required to terminate and liquidate at a time that is disadvantageous to Shareholders.

If the Fund is required to terminate and liquidate, such termination and liquidation could occur at a time that is disadvantageous to Shareholders, such as when gold prices are lower than the gold prices at the time when Shareholders purchased their Shares. In such a case, when the Fund’s Gold Bullion is sold as part of the Fund’s liquidation, the resulting proceeds distributed to Shareholders will be fewer than if gold prices were higher at the time of sale.

Redemption orders may be subject to rejection, suspension or postponement.

The Fund has the right, but not the obligation, to reject any Redemption Order if (i) the order is not in proper form as described in the Participant Agreement, (ii) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (iii) if the Fund determines that acceptance of the order from an Authorized Participant would expose the Fund to credit risk, or (iv) circumstances outside the control of the Administrator, the Sponsor or the Custodian make the redemption, for all practical purposes, not feasible to process.

The Fund may, in its discretion, and will, when directed by the Sponsor, suspend the right of redemption, or postpone the redemption settlement date: (1) for any period during which NYSE Arca is closed other than customary weekend or holiday closings, or trading on NYSE Arca is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Gold Bullion is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of the Shareholders.

The Sponsor will not be liable to any person or liable in any way for any loss or damages that may result from any such rejection, suspension or postponement.

Loss of intellectual property rights related to the Fund, or competing claims over ownership of those rights, could adversely affect the Fund and an investment in the Shares.

While the Sponsor believes that all intellectual property rights needed to operate the Fund are owned by or licensed to the Sponsor or an affiliate or have been obtained, the Index Provider has the right to terminate the Index License Agreement. If the Index License Agreement is terminated, the Sponsor would attempt to license a replacement index as soon as reasonably possible. On a temporary basis during such time, the Fund would effectively be tracking the performance of the price of Gold Bullion in terms of U.S. dollars. No assurance can be given that the Sponsor would be able to find an acceptable replacement index. Furthermore, third parties may allege or assert ownership of intellectual property rights that may be related to the design, structure and operations of the Fund. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, or the ultimate disposition of such claims in a court of law if a suit is brought, may adversely affect the Fund and an investment in the Shares, for example, resulting in expenses or damages or the termination of the Fund.

RISKS RELATED TO THE SHARES

The Shares are a new securities product and their value could decrease if unanticipated operational or trading problems arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares, as well as procedures for transferring Gold Bullion into or out of the Fund pursuant to the Gold Delivery Agreement, have been developed specifically for this securities product. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the Fund’s operations and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Fund is not actively “managed” by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor’s past experience and qualifications may not be suitable for solving these problems or issues.

The liquidity of the Shares may be affected by the withdrawal of Authorized Participants and substantial redemptions by Authorized Participants.

In the event that one or more Authorized Participants that has substantial interests in the Shares withdraws from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares. The liquidity of the Shares also may be affected by substantial redemptions by Authorized Participants related to or independent of the withdrawal from participation of Authorized Participants. In the event that there are substantial redemptions of Shares or one or more Authorized Participants with a substantial interest in the Shares withdraws from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.

RISKS RELATED TO GOLD

The Fund’s Gold Bullion may be subject to loss, damage, theft or restriction on access.

There is a risk that some or all of the Fund’s Gold Bullion bars held by the Custodian or any subcustodian on behalf of the Fund could be lost, damaged or stolen. Access to the Fund’s Gold Bullion bars could also be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Any of these events may adversely affect the operations of the Fund and, consequently, an investment in the Shares.

The Fund may not have adequate sources of recovery if its Gold Bullion is lost, damaged, stolen or destroyed and recovery may be limited, even in the event of fraud, to the market value of the gold at the time the fraud is discovered.

Shareholders’ recourse against the Fund, the Administrator, the Trustee and the Sponsor under Delaware law, the Custodian under English law, and any subcustodians under the law governing their custody operations, is limited. The Fund does not insure its Gold Bullion. The Custodian has agreed to maintain insurance in support of its custodial obligations under the Allocated Bullion Account Agreement, including covering any loss of gold, on such terms and conditions as it considers appropriate which does not cover the full amount of gold. The Custodian will annually provide the Trust with a copy of the Custodian’s certificate of insurance. The Fund is not a beneficiary of any such insurance and does not have the ability to dictate the nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian will maintain adequate insurance or any insurance with respect to the Gold Bullion held by the Custodian on behalf of the Fund. In addition, the Custodian and the Trust do not require any subcustodians to be insured or bonded with respect to their custodial activities or with respect to the Gold Bullion held by them on behalf of the Fund. Consequently, a loss may be suffered with respect to the Fund’s Gold Bullion, which is not covered by insurance and for which no person is liable in damages.

The liability of the Custodian is limited under the Custody Agreements, the Allocated Bullion Account Agreement, and the Unallocated Bullion Account Agreement. Under the Custody Agreements, the Custodian is responsible only for any loss or damage suffered by the Fund arising out of the Custodian’s own negligence, bad faith, willful misfeasance, or reckless disregard of its duties. Under the Allocated Bullion Account Agreement and the Unallocated Bullion Account Agreement, the Custodian is responsible to the Fund only for any loss or damage suffered by the Fund as a direct result of any negligence, fraud or willful default on the Custodian’s part. The Custodian’s liability under the Allocated Bullion Account Agreement and the Unallocated Bullion Account Agreement is limited to the market value of the gold held in the Fund Allocated Account at the time the Custodian discovers such negligence, fraud or willful default, provided that the Custodian promptly notifies the Administrator of its discovery.

In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Custody Agreements by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Administrator or the investor, under English law, is limited. Furthermore, under English common law, the Custodian or any subcustodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

Gold Bullion bars may be held by one or more subcustodians appointed by the Custodian until it is transported to the Custodian’s vault premises. Under the Allocated Bullion Account Agreement, except for an obligation on the part of the Custodian to use commercially reasonable efforts to obtain delivery of the Fund’s Gold Bullion bars from any subcustodians appointed by the Custodian, the Custodian is not liable for the acts or omissions, or for the solvency, of its subcustodians unless the selection of such subcustodians was made negligently or in bad faith. There are expected to be no written contractual arrangements between subcustodians that hold the Fund’s Gold Bullion bars and the Trust or the Custodian, because traditionally such arrangements are based on the LBMA’s rules and on the customs and practices of the London bullion market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LBMA’s rules may be subject to change outside the control of the Fund. Under English law, neither the Trust nor the Custodian would have a supportable breach of contract claim against a subcustodian for losses relating to the safekeeping of gold. If the Fund’s Gold Bullion bars are lost or damaged while in the custody of a subcustodian, the Fund has only limited rights, and depending on the circumstances, may have no right to recover damages from the Custodian or the subcustodian.

The obligations of the Custodian under the Allocated Bullion Account Agreement, the Unallocated Bullion Account Agreement and the Participant Unallocated Bullion Account Agreement are governed by English law. The Custodian may enter into arrangements with English subcustodians, which arrangements may also be governed by English law. The Trust is a Delaware statutory trust. Any United States, Delaware or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust, on behalf of the Fund, to sue a subcustodian in a United States, Delaware or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust, on behalf of the Fund, to enforce in a foreign court a judgment rendered by a United States, Delaware or other court situated in the United States.

If the Fund’s Gold Bullion bars are lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Fund, the responsible party may not have the financial resources sufficient to satisfy the Fund’s claim. For example, as to a particular event of loss, the only source of recovery for the Fund might be limited to the Custodian, as currently it is the sole custodian holding all of the Fund’s Gold Bullion; or one or more subcustodians, if appointed; or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Fund.

Neither the Shareholders nor any Authorized Participant has a right under the Custody Agreements to assert a claim of the Trust against the Custodian or any subcustodian; claims under the Custody Agreements may only be asserted by the Trust on behalf of the Fund.

Gold Bullion allocated to the Fund in connection with the creation of a Creation Unit may not meet the London Good Delivery Standards and, if a Creation Unit is issued against such Gold Bullion, the Fund may suffer a loss.

Neither the Administrator nor the Custodian independently confirms the fineness of the gold allocated to the Fund in connection with the creation of a Creation Unit. The Gold Bullion allocated to the Fund by the Custodian may be different from the reported fineness or weight required by the LBMA’s standards for Gold Bullion bars delivered in settlement of a gold trade (London Good Delivery Standards), which are the standards required by the Fund. If the Administrator nevertheless issues a Creation Unit against such gold, and if the Custodian fails to satisfy its obligation to credit the Fund the amount of any deficiency, the Fund may suffer a loss.

RISKS RELATED TO THE CUSTODIAN

The Fund relies on the Custodian for the safekeeping of essentially all of the Fund’s Gold Bullion. As a result, failure by the Custodian to exercise due care in the safekeeping of the Fund’s Gold Bullion could result in a loss to the Fund.

The Fund relies on the Custodian for the safekeeping of essentially all of the Fund’s Gold Bullion. The Administrator is not liable for the acts or omissions of the Custodian. The Administrator has no obligation to monitor the activities of the Custodian other than to receive and review reports prepared by the Custodian pursuant to the Custody Agreements. In addition, the ability to monitor the performance of the Custodian may be limited because under the Custody Agreements the Trust and the Sponsor and any accountants or other inspectors selected by the Sponsor have only limited rights to visit the premises of the Custodian for the purpose of examining the Fund’s Gold Bullion and certain related records maintained by the Custodian. As a result of the above, any failure by the Custodian to exercise due care in the safekeeping of the Fund’s Gold Bullion may not be detectable or controllable by the Administrator and could result in a loss to the Fund.

Failure by the subcustodians to exercise due care in the safekeeping of the Fund’s Gold Bullion bars could result in a loss to the Fund.

Under the Allocated Bullion Account Agreement, the Custodian agreed that it will hold all of the Fund’s Gold Bullion bars in its own vault premises except when the Gold Bullion bars have been allocated in a vault other than the Custodian’s vault premises, and in such cases the Custodian agreed that it will use commercially reasonable efforts promptly to transport the Gold Bullion bars to the Custodian’s vault, at the Custodian’s cost and risk. Nevertheless, there will be periods of time when some portion of the

Fund’s Gold Bullion bars will be held by one or more subcustodians appointed by the Custodian. The Allocated Bullion Account Agreement is described in “Custody Agreements.”

The Custodian is required under the Allocated Bullion Account Agreement to use reasonable care in appointing its subcustodians and will monitor the conduct of each subcustodian, and promptly advise the Fund rust of any difficulties or problems existing with respect to such subcustodian. However, the Gold Bullion held by a subcustodian is held in the name of the Custodian, and not in the name of the Fund, and the account with each subcustodian is only subject to the Custodian’s instructions. In the event a subcustodian fails to exercise due care in the safekeeping of the Fund’s Gold Bullion, there could be a resulting loss to the Fund, and the fund may have limited or no ability to pursue any action against the subcustodian. See “Description of the Custody Agreements” for more information about subcustodians that may hold the Fund’s Gold Bullion.

The ability of the Administrator and the Custodian to take legal action against subcustodians may be limited, which increases the possibility that the Fund may suffer a loss if a subcustodian does not use due care in the safekeeping of the Fund’s Gold Bullion bars.

If any subcustodian that holds Gold Bullion on a temporary basis does not exercise due care in the safekeeping of the Fund’s Gold Bullion bars, the ability of the Trust or the Custodian to recover damages against such subcustodian may be limited to only such recourse, if any, as may be available under applicable English law or, if the subcustodian is not located in England, under other applicable law. This is because there are expected to be no written contractual arrangements between subcustodians who may hold the Fund’s Gold Bullion bars and the Trust or the Custodian, as the case may be. If the Trust’s or the Custodian’s recourse against the subcustodian is so limited, the Fund may not be adequately compensated for the loss. For more information on the Trust’s and the Custodian’s ability to seek recovery against subcustodians and the subcustodian’s duty to safekeep the Fund’s Gold Bullion bars, see “Description of the Custody Agreements.”

Gold Bullion held in the Fund’s unallocated Gold Bullion account and any Authorized Participant’s unallocated Gold Bullion account is not segregated from the Custodian’s assets. If the Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by the Fund or any Authorized Participant. In addition, in the event of the Custodian’s insolvency, there may be a delay and costs incurred in identifying the Gold Bullion bars held in the Fund’s allocated Gold Bullion account.

Gold Bullion that is part of a deposit for a purchase order or part of a redemption distribution, or which is transferred into or out of the Fund pursuant to the Gold Delivery Agreement, is held for a time in the Fund Unallocated Account and in the case of creations and redemptions, previously or subsequently, in the Authorized Participant Unallocated Account of the purchasing or redeeming Authorized Participant. During those times, the Fund and the Authorized Participant, as the case may be, will have no proprietary rights to any specific bars of Gold Bullion held by the Custodian and will each be an unsecured creditor of the Custodian with respect to the amount of Gold Bullion held in such unallocated accounts. In addition, if the Custodian fails to allocate the Fund’s Gold Bullion in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Bullion Account Agreement, or if a subcustodian fails to so segregate Gold Bullion held by it on behalf of the Fund, unallocated Gold Bullion will not be segregated from the Custodian’s assets, and the Fund will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Fund or the Authorized Participant for the amount of Gold Bullion held in their respective unallocated Gold Bullion accounts.

In the event of the insolvency of the Custodian, a liquidator may seek to freeze access to the Gold Bullion held in all of the accounts held by the Custodian, including the Fund Allocated Account. Although the Fund would retain legal title to the allocated Gold Bullion bars, the Fund could incur expenses in connection with obtaining control of the allocated Gold Bullion bars, and the assertion of a claim by such liquidator for unpaid fees due to the Custodian could delay creations and redemptions of Creation Units.

The lack of diversification of warehouse locations for the physical Gold Bullion held by the Custodian could result in significant losses to the Fund if the Gold Bullion warehoused at such locations is lost, damaged, stolen or inaccessible.

Unless otherwise agreed between the Fund and the Custodian, custody of the Gold Bullion deposited with and held for the account of the Fund is provided by the Custodian at its London, England vault or, when Gold Bullion has been allocated in a vault other than the Custodian’s London vault premises, by or for any subcustodian employed by the Custodian for the temporary custody and safekeeping of Gold Bullion until it can be transported to the Custodian’s London vault premises. The lack of diversification of warehouse locations could result in significant losses to the Fund if the Fund’s Gold Bullion bars held by the Custodian or any subcustodian on behalf of the Fund at any single location are lost, damaged, or stolen. The lack of diversification of warehouse locations could also result in significant losses if the Gold Bullion warehoused at a single location becomes inaccessible for a substantial period of time due to natural events (such as an earthquake) or human actions (such as a terrorist attack).

The Custodian is authorized to appoint from time to time one or more subcustodians to hold the Fund’s Gold Bullion until it can be transported to the Custodian’s vault.

Resignation of the Custodian would likely lead to the termination of the Fund if no successor is appointed.

The Fund and the Custodian may each terminate any Custody Agreement. The Sponsor would likely terminate and liquidate the Fund if the Custody Agreements are terminated and no successor custodian is appointed by the Sponsor. No assurance can be given that the Sponsor would be able to find an acceptable replacement custodian.

RISKS RELATED TO THE GOLD DELIVERY PROVIDER

The Fund has entered into an agreement with the Gold Delivery Provider pursuant to which the Gold Delivery Provider has agreed to deliver to and receive from the Fund specified amounts of Gold Bullion related to changes in the value of the Reference Currencies comprising the FX Basket against the USD as applied to the Fund’s declared holdings of Gold Bullion. If the Gold Delivery Provider cannot perform its obligations under the Gold Delivery Agreement, the operations of the Fund will be adversely affected.

Under the Gold Delivery Agreement with the Fund, the Gold Delivery Provider has agreed to deliver to (and receive from) the Fund Gold Bullion in amounts intended to approximate the performance of the Fund’s holdings of Gold Bullion as though they had been denominated in the Reference Currencies comprising the FX Basket. The Gold Delivery Provider does not have any obligation to take the needs of the Fund or its Shareholders into account when calculating that amount of Gold Bullion to be delivered pursuant to the Gold Delivery Agreement. If the Gold Delivery Provider fails to deliver Gold Bullion pursuant to its obligations under the Gold Delivery Agreement, it would have an adverse effect on our operations. In this regard, the Fund is exposed to settlement risk from the Gold Delivery Provider until the Gold Delivery Provider delivers the Gold Bullion to the Fund. The Sponsor expects that any delay in delivering Gold Bullion to the Fund by the Gold Delivery Provider would only occur for up to two days, exposing the Fund to up to two days of currency movements. Under normal circumstances the Sponsor anticipates this would have no more than a 1 or 2 percent impact on the price of the Fund. Moreover, to the extent that the Gold Delivery Provider could not honor its obligations under the Gold Delivery Agreement, such as due to bankruptcy or default under the agreement, or if the Gold Delivery Agreement is terminated, the Fund would need to find a new entity to act in the same capacity as the Gold Delivery Provider. If the Fund could not quickly find someone to act in that capacity, the operations of the Fund may be adversely affected.

In the event of an uncured default by the Gold Delivery Provider, the Fund would (1) declare an event of default and terminate the Gold Delivery Agreement, (2) seek to enter into a new agreement with a new Gold Delivery Provider, but (3) continue to operate as a physical gold ETF while the Fund used commercially reasonable efforts to enter into a new agreement within a reasonable timeframe as determined by the Fund. As a result, during this period, the value of the Shares would be based solely on the value of the Gold Bullion held by the Fund, less expenses of the Fund’s operations. In other words, Shareholders would continue to have an indirect investment in Gold Bullion but without exposure to the Reference Currencies comprising the FX Basket. During this period, Shares would continue to trade on the Exchange and Authorized Participants would continue to deliver Gold Bullion to or receive Gold Bullion from the Fund in connection with the purchase or redemption of Creation Units. In short, if the Fund did not have a Gold Delivery Provider, it would perform like a standard physical gold ETF.

The Gold Delivery Agreement may be terminated by either party after an initial term of two and a half years (the “Initial Term”). The Gold Delivery Agreement requires that, at least six months prior to the end of the Initial Term, the parties attempt in good faith to agree to the terms and conditions of a new Gold Delivery Agreement or other agreement between the parties for the provision of services relating to the Fund. The Sponsor would likely terminate and liquidate the Fund if the Gold Delivery Agreement is terminated and the Sponsor is unable to appoint a successor Gold delivery agent within a reasonable amount of time. No assurance can be given that the Sponsor would be able to find an acceptable replacement Gold delivery agent. Lastly, the Gold Delivery Provider could make errors in calculating the amount of Gold Bullion to be delivered to and received from the Fund. If the Gold Delivery Amount does not accurately approximate the performance of the Fund’s holdings of Gold Bullion as though they had been denominated in the Reference Currencies, the Fund may be adversely affected.

RISKS RELATED TO THE SERVICE PROVIDERS

The service providers engaged by the Fund may not carry adequate insurance to cover claims against them by the Fund, which could adversely affect the value of net assets of the Fund.

The Administrator, the Custodian, the Gold Delivery Provider and other service providers engaged by the Fund maintain such insurance as they deem adequate with respect to their respective businesses. Investors cannot be assured that any of the aforementioned parties will maintain any insurance with respect to the Fund’s assets held or the services that such parties provide to the Fund and, if they maintain insurance, that such insurance is sufficient to satisfy any losses incurred by them in respect of their relationship with the Fund. Accordingly, the Fund will have to rely on the efforts of the service provider to recover from their insurer compensation for any losses incurred by the Fund in connection with such arrangements.

The Fund’s obligation to indemnify certain of its service providers could adversely affect an investment in the Shares.

The Fund has agreed to indemnify certain of its service providers, including the Custodian, the Gold Delivery Provider, the Sponsor and the Trustee, for certain liabilities incurred by such parties in connection with their respective agreements to provide services for the Fund. In the event the Fund is required to indemnify any of its service providers, the Fund may be required to sell Gold Bullion to cover such expenses and the Fund’s NAV would be reduced accordingly, thus adversely affecting an investment in the Shares.

There are conflicts of interest among the Custodian, the Gold Delivery Provider, the Index Provider and their affiliates and the Fund.

HSBC Bank plc and its affiliates play a variety of roles in connection with the Fund. HSBC Bank plc, the Custodian, is responsible for the safekeeping of the Gold Bullion held by the Fund and receives a fee from the Sponsor for doing so. The Custodian is also a direct participant in establishing the LBMA Gold Price AM.

In addition, the Fund delivers Gold Bullion to, or receives Gold Bullion from, Merrill Lynch International, the Gold Delivery Provider, each Business Day on which the delivery of Gold Bullion can be settled based on calculations made by the Gold Delivery Provider. The Gold Delivery Provider may exercise discretion in calculating the Gold Delivery Amount upon the occurrence of Market Disruption Events or Extraordinary Events. Furthermore, the Index is maintained and calculated by Solactive AG and Solactive AG has licensed to the Sponsor an exclusive right to use the Index and associated marks in connection with the Fund and in accordance with the terms of the Index License Agreement.

The Custodian, the Gold Delivery Provider and their affiliates, in the course of their business, trade gold and the Reference Currencies and instruments the value of which is derived from gold or the Reference Currencies on a regular basis (taking long or short positions or both), for their accounts, for other accounts under their management and to facilitate transactions on behalf of customers. In particular, the Custodian, the Gold Delivery Provider and their affiliates are collectively among the largest participants, in terms of market share, in the spot market for gold and the spot and forward markets for the Reference Currencies.

Upon the resignation of the Custodian or the Gold Delivery Provider or upon the termination of the Index License Agreement between the Sponsor and the Index Provider, the Sponsor would likely terminate and liquidate the Fund if a replacement cannot be found within a commercially reasonably amount of time. See “—Risks Relating to the Fund’s Operations—Risks Related to the Custodian—Resignation of the Custodian would likely lead to the termination of the Fund if no successor is appointed,” “—Risks Related to the Fund’s Operations—Risks Relating to the Gold Delivery Provider” and “—Risks Related to the Fund’s Operations—Risks Relating to the Fund—Loss of intellectual property rights related to the Fund, or competing claims over ownership of those rights, could adversely affect the Fund and an investment in the Shares.” No assurance can be given that the Sponsor would be able to find an acceptable replacement.

As a result of the foregoing, there are conflicts of interest among the Custodian, the Gold Delivery Provider, the Index Provider and their affiliates, on the one hand, and the Fund and its Shareholders, on the other hand. As a result of these conflicts, the Custodian, the Gold Delivery Provider, the Index Provider and their affiliates may favor their own interests and the interests of their affiliates over the Fund and its Shareholders.

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Fund.

The Sponsor will manage the business and affairs of the Fund. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Fund and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Fund and its Shareholders. These potential conflicts include, among others, the following:

•	The Trust on behalf of the Fund, has agreed to indemnify the Sponsor and its affiliates pursuant to the terms of the Declaration of Trust;

•	The Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Fund; and

•	The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Fund.

REGULATORY RISKS

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940.

The Fund is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such Act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Gold Bullion custody operations of the Custodian are not subject to specific governmental regulatory supervision.

The Custodian is responsible for the safekeeping of the Fund’s Gold Bullion and also facilitates the transfer of Gold Bullion into and out of the Fund. Although the Custodian is a market maker, clearer and approved weigher under the rules of the LBMA (which sets out good practices for participants in the bullion market), the LBMA is not an official or governmental regulatory body. Furthermore, although the Custodian is subject to supervision by the Board of Governors of the Federal Reserve System, and is generally regulated in the UK by the Financial Conduct Authority, such regulations do not directly cover the Custodian’s Gold Bullion custody operations in the UK. Accordingly, the Fund is dependent on the Custodian to comply with the best practices of the LBMA and to implement satisfactory internal controls for its Gold Bullion custody operations to keep the Fund’s Gold Bullion secure.

NYSE Arca may halt trading in the Shares, which would adversely affect your ability to sell your Shares.

The Shares are listed for trading on NYSE Arca under the symbol “GLDW.” Trading in the Shares may be halted due to market conditions or for other reasons. For example, trading of the Shares may be halted by NYSE Arca in accordance with NYSE Arca rules and procedures, for reasons that, in the view of NYSE Arca, make trading in the Shares inadvisable. Trading may also be halted by NYSE Arca in the event certain information about the Index, the value of the Shares or the NAV is not made available as required by such rules and procedures.

In addition, shares of the Fund may trade in the secondary market at times when the Fund does not accept orders to purchase or redeem shares. At such times, shares may trade in the secondary market with more significant premiums or discounts than might be experienced at times when the Fund accepts purchase and redemption orders.

Also, trading generally on NYSE Arca is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund will be dissolved if the Shares are delisted from NYSE Arca and are not approved for listing on another national securities exchange within five Business Days of their delisting.

The Trust is an emerging growth company subject to reduced public company reporting requirements.

The Trust is an “emerging growth company” as defined in the JOBS Act. The Trust has not elected to make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, which election is irrevocable. However, for so long as the Trust remains an emerging growth company, it will be subject to reduced public company reporting requirements. Among other things, emerging growth companies are exempt from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act and certain “say on pay” provisions of the Dodd-Frank Act, and are subject to reduced disclosure requirements relating to executive compensation and audited financial statements. The Trust may take advantage of the exemptions and scaled requirements applicable to emerging growth companies.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Not applicable.

Item 3.    Legal Proceedings

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) The Fund’s Shares are listed on NYSE Arca under the symbol “GLDW” and have been since January 30, 2017. The following table sets forth the range of reported high and low closing prices of the Shares as reported on NYSE Arca for the fiscal year ended September 30, 2017.

	High	Low
Fiscal Year Ended September 30, 2017:
Quarter Ended
March 31, 2017	$126.38	$119.53
June 30, 2017	$128.81	$117.43
September 30, 2017	$123.23	$115.25

As of October 31, 2017, there were approximately 32 DTC participating shareholders of record of the Fund.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
June 2017	$123.29	$117.43
July 2017	$117.65	$115.25
August 2017	$120.38	$116.62
September 2017	$123.23	$118.89
October 2017	$120.86	$118.89
November 2017 (through November 28, 2017)	$121.69	$120.00

b) Not applicable

c) Although the Fund does not purchase Shares directly from its shareholders, in connection with its redemption of Creation Units, the Fund redeemed 10 Creation Units (100,000 Shares) during the fiscal year ended September 30, 2017 as set forth in the table below.

Period	Total number of Shares redeemed	Average ounces of gold per Share
7/1/17 to 7/31/17	60,000	.0955
8/1/17 to 8/31/17	40,000	.0917

TOTAL	100,000	.0936

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with the Fund’s and Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Highlights

(Amounts in 000’s of US$)	Year ended Sept-30, 2017
Net loss	$(337)
Net cash provided by operating activities	$—

Statement of Operation Data:

(Amounts, except per share, are in 000’s of US$)	Year ended Sept-30, 2017
EXPENSES
Sponsor fees	51
Gold Delivery Provider fees	26

Total expenses	77

Net investment loss	(77)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	3
Net realized gain/(loss) from Gold Delivery Agreement	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	270
Net realized gain/(loss) from gold distributed for the redemption of Shares	486
Net change in unrealized appreciation/(depreciation) on investment in gold	814

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	(260)

Net Loss	$(337)

Net Income/(loss) per share	$(1.80)

Weighted average number of shares (in 000’s)	187

Statement of Financial Condition Data:

(Amounts in 000’s of US$)	Sept-30, 2017
ASSETS
Investment in Gold (cost $13,592 at September 30, 2017)	$14,406
Gold Delivery Agreement receivable	21

Total Assets	14,427

LIABILITIES
Accounts payable to Sponsor	$4
Gold Delivery Agreement payable	50

Total Liabilities	54

Net Assets	$14,373

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fund Overview

The Fund issues Shares on a continuous basis in exchange for deposits of gold and distributes gold in connection with the redemption of Shares. The Shares are designed to provide investors with a cost-effective and convenient way to invest in gold as well as provide long U.S. Dollar exposure to a basket of currencies.

Investing in the Shares does not insulate the investor from risks, including price volatility. The following chart illustrates the movement in the market price of the Shares and NAV of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE Arca:

Share price & NAV v. gold price — January 30, 2017 to September 30, 2017

Valuation of Gold, Definition of Net Asset Value

The Fund’s policy is to value the investment in gold bullion at fair value. The Administrator will value the gold held by the Fund on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. The NAV of the Fund is the aggregate value of the Fund’s assets, including Gold Delivery Agreement less its liabilities. In determining the NAV of the Fund, the Administrator values the gold held by the Fund on the basis of the price of an ounce of gold determined by the IBA 10:30 a.m. auction process (“LBMA Gold Price AM”), which is an electronic auction, with the imbalance calculated and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 a.m. and 3:00 p.m. London time. The Administrator determines the NAV of the Fund on each day the NYSE Arca is open for regular trading, generally as of 12:00 p.m. New York time. If no LBMA Gold Price AM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 p.m. New York time on a particular evaluation day, the next most recent LBMA Gold Price AM will be used in the determination of the NAV of the Fund, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

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

Gold acquired, or disposed of, by the Fund is recorded at average cost. The table below summarizes the impact of unrealized appreciation on the Fund’s gold holdings at September 30, 2017:

(Amount in 000’s of US$)	Sept-30, 2017

Investment in gold – cost	$13,592
Unrealized appreciation/(depreciation) on investment in gold	814

Investment in gold – market value	$14,406

Critical Accounting Policy

Valuation of Gold

Gold is held by the Custodian on behalf of the Fund. Gold held by the Fund is reported at fair value on the Statement of Financial Condition.

Review of Financial Results

Financial Highlights (All amounts in the following table and the subsequent paragraphs, are in 000’s of US$)	For the year ended Sept-30, 2017
Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	$(260)

Net Loss	$(337)
Net cash provided by operating activities	$—

The Fund’s net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement for the year ended September 30, 2017 of ($260) is made up of a realized gain of $3 from the sale of gold to pay Sponsor fees, a realized loss of ($1,833) from the Gold Delivery Agreement, a realized gain of $270 on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $486 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $814 on investment in gold.

Selected Supplemental Data

(Amounts, except for per ounce and per share, are in 000’s)	Sept-30, 2017
Ounces of Gold:
Opening balance	—
Creations (excluding gold receivable at September 30, 2017 – 0)	22,071.7
Additions from Gold Delivery Agreement	3,712.9
Redemptions (excluding gold payable at September 30, 2017 – 0)	(9,396.8)
Subtractions from Gold Delivery Agreement	(5,158.7)
Sales of gold	(57.7)
Gold Delivery Agreement Payable	39.3
Gold Delivery Agreement Receivable	(16.5)

Closing balance	11,194.2

Gold price per ounce – LBMA Gold Price AM	$1,286.95

Market value of gold holdings (in 000’s)	$14,406

Number of Shares (in 000’s):
Opening balance	—
Creations	220
Redemptions	(100)

Closing balance	120

Trading in the Shares in the Fund commenced on January 27, 2017. In the year ended September 30, 2017, 220,000 Shares, (22 Creation Units), were created in exchange for 22,071.7 ounces of gold, and 100,000 Shares (10 Creation Units) were redeemed in exchange for 9,396.8 ounces of gold. The Fund received 3,712.9 ounces of gold in respect to the Gold Delivery Agreement. The Fund paid out 5,158.7 ounces of gold in respect to the Gold Delivery Agreement. The Fund had 39.3 ounces of gold payable and 16.5 ounces receivable in regard to the Gold Delivery Agreement. For accounting purposes the Fund reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation, but does not issue Shares until the requisite amount of gold is received. Upon a redemption, the Fund delivers gold upon receipt of Shares. All references in this discussion to gold receivable and gold payable relate to the Gold Delivery Agreement. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.

At September 30, 2017, the amount of gold owned by the Fund after adjusting for the net Gold Delivery Agreement Payable was 11,171.2 ounces, with a market value of $14,376,776 (cost — $13,562,812) based on the LBMA Gold Price AM on September 30, 2017 (in accordance with the Declaration of Trust).

At September 30, 2017, the Custodian held 11,194.2 ounces of gold in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $14,406,328 (cost — $13,592,141). Subcustodians did not hold any gold in their vaults on behalf of the Fund.

On September 12, 2017, Inspectorate International Limited concluded the annual full count of the Fund’s gold bullion held by the Custodian. On October 2, 2017, Inspectorate International Limited concluded reconciliation procedures from September 12, 2017 through September 30, 2017. The results can be found on www.spdrgoldshares.com.

Cash Flow from Operations

The Fund had no net cash flow from operations in the year ended September 30, 2017. Cash received in respect of gold sold to pay expenses in the year ended September 30, 2017 was the same as those expenses, resulting in a zero cash balance at September 30, 2017.

Off-Balance Sheet Arrangements

Neither the Fund nor Trust is a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2017 the Fund did not have any cash balances. When selling gold to pay expenses, the Fund endeavors to sell the exact amount of gold needed to pay expenses in order to minimize the Fund’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that the Fund will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s Shares, investors should understand the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price AM in U.S. dollars per ounce over the period from January 30, 2017 (the first date Shares began trading on the NYSE Arca) to September 30, 2017.

Daily gold price—January 30, 2017 to September 30, 2017

The average, high, low and end-of-period gold prices for the period January 30, 2017 through September 30, 2017 LBMA Gold Price AM were:

Year	Average	High	Date	Low	Date	End of period	Last business day(1)
January 30, 2017 to March 31, 2017	$1,230.46	$1,256.90	Mar 27, 2017	$1,189.85	Jan 30, 2017	$1,241.70	Mar 31, 2017
April 1, 2017 to June 30, 2017	$1,257.49	$1,292.70	Jun 07, 2017	$1,221.00	May 11, 2017	$1,243.25	Jun 30, 2017
July 1, 2017 to September 30, 2017	$1,278.01	$1,350.90	Sep 08, 2017	$1,207.55	Jul 10, 2017	$1,286.95	Sep 29, 2017

(1)	The end of period gold price is the LBMA Gold Price AM on the last business day of the period. This is in accordance with the basis used for calculating the NAV of the Fund.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Fund is a passive investment vehicle. It is not actively managed and is designed to track the Index during periods in which the Index is flat or declining as well as when the Index is rising. Accordingly, fluctuations in the value of gold bullion and/or the value of USD relative to the Reference Currencies will affect the value of the Shares.

Item 8.    Financial Statements and Supplementary Data

Quarterly Information

Fiscal Year Ended September 30, 2017

	Three Months Ended (unaudited)			Year ended Sept-30, 2017
(Amounts in 000’s of US$, except per share data)	Mar-31, 2017	Jun-30, 2017	Sept-30, 2017
EXPENSES
Sponsor fees	$13	$22	$16	$51
Gold Delivery Provider fees	7	11	8	26

Total expenses	20	33	24	77

Net investment loss	(20)	(33)	(24)	(77)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	1	1	3
Net realized gain/(loss) from Gold Delivery Agreement	(86)	(1,227)	(520)	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	39	115	116	270
Net realized gain/(loss) from gold distributed for the redemption of Shares	—	—	486	486
Net change in unrealized appreciation/(depreciation) on investment in gold	812	(62)	64	814

Net realized and change in unrealized gain/(loss) from investment in gold and Gold Delivery Agreement	766	(1,173)	147	(260)

Net income/(loss)	$746	$(1,206)	$123	$(337)

Net income/(loss) per share	$3.85	$(5.48)	$0.80	$(1.80)

Weighted average number of shares (in 000’s)	194	220	153	187

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein, which is incorporated by reference herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the fiscal year ended September 30, 2017.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee of the Board of Directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure

Under the supervision and with the participation of the Principal Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2017, the Trust’s disclosure controls and procedures were effective.

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2017. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2017.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2017 included in this Form 10-K, as stated in their report which is included herein.

November 29, 2017

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Neither the Fund nor the Trust has any directors, officers or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Joseph R. Cavatoni is the Principal Executive Officer and Samantha McDonald is the Chief Financial Officer and Treasurer of the Sponsor. The Board of Directors of the Sponsor consists of four individuals, of whom three serve on its Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company.

Joseph R. Cavatoni, age 49, is the Principal Executive Officer and President of the Sponsor. He joined the World Gold Council as Managing Director USA and ETFs in September, 2016. From October 2016 to the present, he has served as Principal Executive Officer of World Gold Trust Services, LLC, sponsor of the SPDR® Gold Trust and an affiliate of the Sponsor. Prior to that, from April 2009 to December 2015 he served with BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, Mr. Cavatoni was on garden leave during June and July 2003. Prior to joining UBS Securities Asia Limited, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.

Samantha McDonald, age 47, is the Chief Financial Officer and Treasurer of the Sponsor. Ms. McDonald was appointed to the position in March 2015. From October 2013 to the present, Ms. McDonald has served as Finance and Operations Manager of WGC USA, Inc., an affiliate of the Sponsor. From November 2011 to October 2013, Ms. McDonald was employed by Roubini Global Economics, or RGE. During her tenure at RGE, Ms. McDonald was the VP of Finance and was responsible for the planning, operating performance and leadership of the financial accounting and administrative functions. Prior to this, Ms. McDonald was Controller at GTIS Partners, a global real estate investment firm, from December 2009 to November 2011. She has also been the CFO for Software Technology, Inc., a provider of Education Data Management solutions to the K-12 market from June 2002 to May 2008 and a finance manager responsible for regulatory reporting and performing financial analysis at Kaplan Test Prep and Admissions, a firm that provides preparatory courses for standardized tests, from May 2008 to December 2009. Ms. McDonald holds a Bachelor of Science degree in Accounting from Auburn University and received her Master in Accounting degree from University of South Alabama. She is a Certified Public Accountant.

William J. Shea, age 69, is Chairman of the Board of Directors of the Sponsor and a member of the Board’s Audit Committee. He was appointed to the Board when it was formed in January 2017. In January 2013, he was appointed to the Board of Directors of World Gold Trust Services, LLC (“WGTS LLC”), the sponsor of the largest exchange-traded fund in the world backed by physical gold and an affiliate of the Sponsor. He serves as Chairman of WGTS LLC’s Board of Directors and is a member of its Audit Committee. From March 1998 to the present, he has served on the Board of Directors of

Caliber ID, Inc., which provides medical equipment supporting imaging and diagnosis at the cellular level in the treatment of skin cancer and other diseases, and was appointed Chairman in December 2010. Mr. Shea has been a member of the boards of AIG SunAmerica, a mutual funds company, from December 2004 to September 2016, and has served as Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England, from March 1999 to the present. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2005 to May 2014 and a board member of NASDAQ OMXBX/the Boston Stock Exchange, a US stock exchange, from March 1998 to December 2014.

The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGTS LLC.

Aram Shishmanian, age 66, is a Director on the Board of Directors of the Sponsor and a principal of the CPO since January 2017. He was appointed to the Board when it was formed in January 2017. In January 2013, he was appointed to the Board of Directors of WGTS LLC, the sponsor of the largest exchange-traded fund in the world backed by physical gold and an affiliate of the Sponsor. Since January 2009, he has also served as Chief Executive Officer of the World Gold Council, the ultimate parent of the Sponsor, since January 2009.

The Sponsor has concluded that Mr. Shishmanian should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions, his extensive experience as a management consultant and as a director on other boards, and the experience he has gained serving as a director of WGTS LLC.

Rocco Maggiotto, age 67, is a Director on the Board of Directors of the Sponsor, Chairman of the Board’s Audit Committee and a principal of the CPO since January 2017. He was appointed to the Board when it was formed in January 2017. In January 2013, he was appointed to the Board of Directors of WGTS LLC, sponsor of the largest exchange-traded fund in the world backed by physical gold and an affiliate of the Sponsor. He also serves as Chairman of the Audit Committee of WGTS LLC’s Board of Directors. Mr. Maggiotto is the Chief Executive Officer and Co-Founder of PWRCierge, LLC, an independent power company providing Cogeneration solutions and other energy management solutions for Continuing Care Retirement Communities and other non-profit institutions. He has served in this capacity from October 2012 to the present. From June 2012 to the present, Mr. Maggiotto has been the Managing Principal of Manchester Consulting Group, which consults with financial institutions. From June 2006 to June 2012, Mr. Maggiotto was Executive Vice President and Global Head of Customer and Distribution Management for Zurich Financial Services’ $35 billion General Insurance Business. He was responsible for the development and implementation of Zurich’s customer and distribution management strategies, its global industry practices and its relationships with the global broker organizations and served as Chairman of General Insurance’s Growth Agenda.

The Sponsor has concluded that Mr. Maggiotto should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and international public accounting firms, his extensive experience as a director on other boards, and the experience he has gained serving as a director of WGTS LLC.

Neal Wolkoff, age 62, is a Director on the Board of Directors of the Sponsor, a member of the Board’s Audit Committee and a principal of the CPO since January 2017. He was appointed to the Board when it was formed in January 2017. In January 2013, he was appointed to the Board of Directors of WGTS LLC, the sponsor of the largest exchange-traded fund in the world backed by physical gold and an affiliate of the Sponsor. He also serves as a member of the Audit Committee of WGTS LLC’s Board of Directors. In November 2003, Mr. Wolkoff founded, and since that date has served as CEO of, Wolkoff

Consulting Services, LLC, a consulting firm. From December 2016 to the present, he has been a Principal in Health Care Financial Exchange Inc., a Delaware c-corporation, which is in the business of designing financial products for the healthcare industry. From July 2014 to December 2016, he was a member of U.S. Health Futures, LLC, which is in the business of designing financial products for the healthcare industry. Previously, from October 2008 to February 2012, he served as the Chief Executive Officer of ELX Futures, L.P., founded by major dealer banks and trading firms to compete in the area of interest rate futures.

The Sponsor has concluded that Mr. Wolkoff should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles at a major stock exchange and futures exchange, the experience he gained as a trial attorney, his extensive experience as a director on other boards, and the experience he has gained serving as a director of WGTS LLC.

On October 20, 2017, Samantha McDonald resigned as Chief Financial Officer and Treasurer of the Sponsor, effective the close of business on November 30, 2017. Mr. Joseph R. Cavatoni, the Principal Executive Officer of the Sponsor, will serve as interim Chief Financial Officer and Treasurer of the Sponsor, effective at the same time as Ms. McDonald’s resignation as Chief Financial Officer and Treasurer. A search has been initiated to identify a new Chief Financial Officer and Treasurer of the Sponsor.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents, including its Principal Executive Officer and Chief Financial Officer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available by writing the Sponsor at 685 Third Avenue, 27th Floor, New York, NY 10017 or calling the Sponsor at (212) 317-3800. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

Item 11.    Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13.     Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14.    Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the year ended September 30, 2017 were:

Audit fees	$138,000
Audit-related fees	47,000

Total	$185,000

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the

Form 10-K and review of financial statements included in the Forms 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2017, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statements Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

Exhibits

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Trust, incorporated by reference from Exhibit 3.1 to the Form S-1 filed on August 28, 2015

3.2	Certificate of Amendment to Certificate of Trust, incorporated by reference from Exhibit 3.2 to the Form S-1/A filed on August 30, 2016

4.1	Third Amended and Restated Agreement and Declaration of Trust, dated January 6, 2017, incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on January 9, 2017

4.2	Form of Participant Agreement, incorporated by reference from Exhibit 4.2 to the Form S-1/A filed on January 9, 2017

10.1	Custody Agreement — Allocated Bullion Account Agreement, dated October 27, 2016, incorporated by reference from Exhibit 10.1 to the Form S-1/A filed on January 9, 2017

10.2	Custody Agreement — Unallocated Bullion Account Agreement, dated October 27, 2016, incorporated by reference from Exhibit 10.2 to the Form S-1/A filed on January 9, 2017

10.3	Index License Agreement, dated January 5, 2017, incorporated by reference from Exhibit 10.3 to the Form S-1/A filed on January 9, 2017

10.4	Fund Administration and Accounting Agreement, dated January 5, 2017, incorporated by reference from Exhibit 10.4 to the Form S-1/A filed on January 9, 2017

10.5	Transfer Agency and Service Agreement, dated January 5, 2017, incorporated by reference from Exhibit 10.5 to the Form S-1/A filed on January 9, 2017

10.6	Gold Delivery Agreement, dated December 28, 2016, incorporated by reference from Exhibit 10.6 to the Form S-1/A filed on January 9, 2017

10.7	Amended and Restated Sponsor Agreement, dated October 14, 2016, incorporated by reference from Exhibit 10.7 to the Form S-1/A filed on January 9, 2017

10.8	Custody Agreement (Cash Only), dated January 5, 2017, incorporated by reference from Exhibit 10.8 to the Form S-1/A filed on January 9, 2017

10.9	Master Marketing Agent Agreement, dated July 17, 2015, incorporated by reference from Exhibit 10.10 to the Form S-1/A filed on August 30, 2016

10.10	Amendment Agreement dated July 13, 2017 to the Gold Delivery Agreement, dated December 28, 2016, incorporated by reference from Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2016 filed on August 4, 2017

10.11	Amendment dated November 28, 2017 to Amended and Restated Sponsor Amendment dated October 14, 2016

23.1	Consent of KPMG LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017

Exhibit Number	Description

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017

99.1	Index Rules, dated September 12, 2016, incorporated by reference from Exhibit 99.1 to the Form S-1/A filed on January 9, 2017

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WGC USA Asset Management Company, LLC Sponsor of the World Currency Gold Trust (Registrant)

/s/ Joseph R. Cavatoni
Joseph R. Cavatoni Principal Executive Officer*

/s/ Samantha McDonald
Samantha McDonald Chief Financial Officer and Treasurer*

/s/ Aram Shishmanian
Aram Shishmanian Director*

/s/ William J. Shea
William J. Shea Director*

/s/ Rocco Maggiotto
Rocco Maggiotto Director*

/s/ Neal Wolkoff
Neal Wolkoff Director*

Date: November 29, 2017

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of WGC USA ASSET MANAGEMENT COMPANY, LLC, the Sponsor of the Registrant.

WORLD CURRENCY GOLD TRUST

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2017

Report of Independent Registered Public Accounting Firm

The Sponsor and Trustee of

World Currency Gold Trust and Shareholders of SPDR® Long Dollar Gold Trust:

We have audited the accompanying statements of financial condition of World Currency Gold Trust (the “Trust”) and SPDR® Long Dollar Gold Trust (the “Fund”), a series of the Trust, including the schedules of investments, combined in total and for the Fund, as of September 30, 2017, and the related statements of operations, cash flows, and changes in net assets, combined in total and for the Fund, for the period January 27, 2017 (commencement of operations) to September 30, 2017. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Currency Gold Trust and SPDR® Long Dollar Gold Trust as of September 30, 2017, and the results of their operations and their cash flows for the period January 27, 2017 (commencement of operations) to September 30, 2017 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

November 29, 2017

World Currency Gold Trust

Combined Statement of Financial Condition

at September 30, 2017(1)

(Amounts in 000’s of US$ except for share and per share data)	Sept-30, 2017
ASSETS
Investment in Gold, at fair value (cost $13,592 at September 30, 2017)	$14,406
Gold Delivery Agreement receivable	21

Total Assets	$14,427

LIABILITIES
Accounts payable to Sponsor	$4
Gold Delivery Agreement payable	50

Total Liabilities	$54

Net Assets	$14,373

Shares issued and outstanding(2)	120,000
Net asset value per Share	$119.77

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.
(2)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements

World Currency Gold Trust

Combined Schedule of Investments

at September 30, 2017(1)

(All balances in 000’s except percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets
September 30, 2017
Investment in Gold	11.2	$13,592	$14,406	100.23%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	11.2	$13,592	$14,406	100.23%
Liabilities in excess of other assets			(33)	(0.23)%

Net Assets			$14,373	100.00%

Derivatives Contract

at September 30, 2017

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/ (Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$14,406	6/28/19	$—

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the financial statements

World Currency Gold Trust

Combined Statement of Operations

For the fiscal period ended September 30, 2017(1)

(Amounts in 000’s of US$, except per share data)	Fiscal Period Ended Sept-30, 2017
EXPENSES
Sponsor fees	$51
Gold Delivery Provider fees	26

Total expenses	77

Net investment loss	(77)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	3
Net realized gain/(loss) from Gold Delivery Agreement	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	270
Net realized gain/(loss) from gold distributed for the redemption of Shares	486
Net change in unrealized appreciation/(depreciation) on investment in gold	814

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	(260)

Net Loss	$(337)

Net Income/(loss) per share	$(1.80)

Weighted average number of shares (in 000’s)	187

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the financial statements

World Currency Gold Trust

Combined Statement of Cash Flows

For the fiscal period ended September 30, 2017(1)

(Amounts in 000’s of US$)	Fiscal Period Ended Sept-30, 2017
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$47
Cash expenses paid	(47)

Increase/(Decrease) in cash resulting from operations	—
INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of stock	1
Cash paid for repurchase of stock	(1)

Increase/(Decrease) in cash resulting from financing activities	—
Cash and cash equivalents at beginning of fiscal period	—

Cash and cash equivalents at end of fiscal period	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares—net of gold receivable	$26,550

Value of gold distributed for redemption of shares—net of gold payable	$(11,840)

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows—net of Gold Delivery Agreement receivable	$4,635

Value of Gold Delivery Agreement outflows—net of Gold Delivery Agreement payable	$(6,439)

(Amounts in 000’s of US$)	Fiscal Period Ended Sept-30, 2017
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(337)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	73
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(3)
Net realized (gain)/loss from Gold Delivery Agreement	1,833
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(270)
Net realized (gain)/loss from gold distributed for the redemption of Shares	(486)
Net change in unrealized (appreciation)/depreciation on investment in gold	(814)
Increase/(Decrease) in accounts payable to Sponsor	4

Net cash provided by operating activities	$—

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the financial statements

World Currency Gold Trust

Combined Statement of Changes in Net Assets

For the fiscal period ended September 30, 2017(1)

(Amounts in 000’s of US$)	Fiscal Period Ended Sept-30, 2017
Net Assets—Opening Balance	$—
Creations	26,550
Redemptions	(11,840)
Repurchase of stock	(1)
Issuance of stock	1
Net investment loss	(77)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	3
Net realized gain/(loss) from Gold Delivery Agreement	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	270
Net realized gain/(loss) from gold distributed for the redemption of Shares	486
Net change in unrealized appreciation/(depreciation) on investment in gold	814

Net Assets—Closing Balance	$14,373

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the financial statements

SPDR® Long Dollar Gold Trust

Statement of Financial Condition

at September 30, 2017(1)

(Amounts in 000’s of US$ except for share and per share data)	Sept-30, 2017
ASSETS
Investment in Gold, at fair value (cost $13,592 at September 30, 2017)	$14,406
Gold Delivery Agreement receivable	21

Total Assets	$14,427

LIABILITIES
Accounts payable to Sponsor	$4
Gold Delivery Agreement payable	50

Total Liabilities	$54

Net Assets	$14,373

Shares issued and outstanding(2)	120,000
Net asset value per Share	$119.77

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.
(2)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements

SPDR® Long Dollar Gold Trust

Schedule of Investments

at September 30, 2017(1)

(All balances in 000’s except percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets
September 30, 2017
Investment in Gold	11.2	$13,592	$14,406	100.23%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	11.2	$13,592	$14,406	100.23%
Liabilities in excess of other assets			(33)	(0.23)%

Net Assets			$14,373	100.00%

Derivatives Contract

at September 30, 2017

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/ (Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$14,406	6/28/19	$—

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the financial statements

SPDR® Long Dollar Gold Trust

Statement of Operations

For the fiscal period ended September 30, 2017(1)

(Amounts in 000’s of US$, except per share data)	Fiscal Period Ended Sept-30, 2017
EXPENSES
Sponsor fees	$51
Gold Delivery Provider fees	26

Total expenses	77

Net investment loss	(77)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	3
Net realized gain/(loss) from Gold Delivery Agreement	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	270
Net realized gain/(loss) from gold distributed for the redemption of Shares	486
Net change in unrealized appreciation/(depreciation) on investment in gold	814

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	(260)

Net Loss	$(337)

Net Income/(loss) per share	$(1.80)

Weighted average number of shares (in 000’s)	187

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the financial statements

SPDR® Long Dollar Gold Trust

Statement of Cash Flows

For the fiscal period ended September 30, 2017(1)

(Amounts in 000’s of US$)	Fiscal Period Ended Sept-30, 2017
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$47
Cash expenses paid	(47)

Increase/(Decrease) in cash resulting from operations	—
INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of stock	1
Cash paid for repurchase of stock	(1)

Increase/(Decrease) in cash resulting from financing activities	—
Cash and cash equivalents at beginning of fiscal period	—

Cash and cash equivalents at end of fiscal period	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares—net of gold receivable	$26,550

Value of gold distributed for redemption of shares—net of gold payable	$(11,840)

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows—net of Gold Delivery Agreement receivable	$4,635

Value of Gold Delivery Agreement outflows—net of Gold Delivery Agreement payable	$(6,439)

(Amounts in 000’s of US$)	Fiscal Period Ended Sept-30, 2017
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(337)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	73
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(3)
Net realized (gain)/loss from Gold Delivery Agreement	1,833
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(270)
Net realized (gain)/loss from gold distributed for the redemption of Shares	(486)
Net change in unrealized (appreciation)/depreciation on investment in gold	(814)
Increase/(Decrease) in accounts payable to Sponsor	4

Net cash provided by operating activities	$—

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the financial statements

SPDR® Long Dollar Gold Trust

Statement of Changes in Net Assets

For the fiscal period ended September 30, 2017(1)

(Amounts in 000’s of US$)	Fiscal Period Ended Sept-30, 2017
Net Assets—Opening Balance	$—
Creations	26,550
Redemptions	(11,840)
Repurchase of stock	(1)
Issuance of stock	1
Net investment loss	(77)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	3
Net realized gain/(loss) from Gold Delivery Agreement	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	270
Net realized gain/(loss) from gold distributed for the redemption of Shares	486
Net change in unrealized appreciation/(depreciation) on investment in gold	814

Net Assets—Closing Balance	$14,373

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the financial statements

Notes to the Financial Statements

1.    Organization

World Currency Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Third Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of January 6, 2017, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established five separate series. The accompanying financial statements relate to the Trust and SPDR® Long Dollar Gold Trust (the “Fund”), currently the only operational series of the Trust, which commenced operations January 27, 2017. The fiscal year end of both the Trust and the Fund is September 30.

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

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM”) is the Administrator and Transfer Agent of the Fund. BNYM also serves as the custodian of the Fund’s cash, if any. HSBC Bank plc (the “Custodian”) is responsible for custody of the Fund’s gold bullion. Merrill Lynch International is the Gold Delivery Provider to the Fund. State Street Global Advisors Funds Distributors, LLC is the marketing agent of the Fund. Solactive AG (“Index Provider”) has licensed the Index to the Sponsor for use with the Fund.

Capitalized terms used but not defined herein have the meaning as set forth in the Declaration of Trust.

The Trust had no operations with respect to the Fund’s Shares prior to January 27, 2017 other than matters relating to its organization, the registration of the Fund’s Shares under the Securities Act of 1933, as amended, and the sale and issuance by the Fund to WGC (US) Holdings, Inc. of 10 Shares of the Fund for an aggregate purchase price of $1,000.

2.    Significant Accounting Policies

The following is a summary of significant accounting policies.

2.1.    Basis of Accounting

The accompanying audited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which require management to make certain estimates and assumptions that affect the reported amounts and disclosures in the audited financial statements. Actual results could differ from those estimates.

These financial statements present the financial condition, results of operations and cash flows of the Fund and the Fund and Trust combined. For the periods presented, there were no balances or activity for the Trust apart from those from the Fund when combined, and the footnotes accordingly relate to the Fund, unless stated otherwise.

Notes to the Financial Statements

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

2.5.    Solactive GLD® Long USD Gold Index—Gold Delivery Agreement

Pursuant to the terms of the Gold Delivery Agreement, the Fund will enter into a transaction to deliver gold bullion to, or receive gold bullion from, Merrill Lynch International, as Gold Delivery Provider, each Business Day. The amount of gold bullion transferred essentially will be equivalent to the Fund’s profit or loss as if the Fund had exchanged the Reference Currencies comprising the Index (“FX Basket”), in the proportion in which they are reflected in the Index, for USDs in an amount equal to the Fund’s holdings of gold bullion on such day. In general, if there is a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increases), the Fund will receive gold bullion. In general, if there is a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreases), the Fund will deliver gold bullion. In this manner, the amount of gold bullion held by the Fund will be adjusted to reflect the daily change in the value of the Reference Currencies comprising the FX Basket against the USD. The Gold Delivery Agreement requires gold bullion ounces calculated pursuant to formulas contained in the Gold Delivery Agreement to be delivered to the custody account of the Fund or Gold Delivery Provider, as applicable. The fee that the Fund pays the Gold Delivery Provider for its services under the Gold Delivery Agreement is accrued daily and reflected in the calculation of the amount of gold bullion to be delivered pursuant to the Gold Delivery Agreement. The realized gain/loss from the Gold Delivery Agreement is disclosed on the Statement of Operations and the Statement of Changes in Net Assets. The realized gain/loss is only shown on the Statement of Financial Condition to the extent not received/paid.

The Index is designed to represent the daily performance of a long position in physical gold, as represented by the LBMA Gold Price AM, and a short position in the basket of Reference Currencies with weightings determined by the FX Basket. The Reference Currencies and their respective weightings in the Index are as follows: Euro (EUR/USD) (57.6%), Japanese Yen (USD/JPY) (13.6%), British Pound Sterling (GBP/USD) (11.9%), Canadian Dollar (USD/CAD) (9.1%), Swedish Krona (USD/SEK) (4.2%), and Swiss Franc (USD/CHF) (3.6%).

2.6.    Fair Value Measurement

U.S. GAAP defines fair value as the price the Fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Fund’s policy is to value its investments at fair value.

Notes to the Financial Statements

2.6.    Fair Value Measurement — (continued)

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

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 –	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 –	Inputs that are unobservable for the asset and liability, including the Fund’s assumptions (if any) used in determining the fair value of investments.

The following table summarizes the Fund’s investments at fair value:

(Amounts in 000’s of US$) September 30, 2017	Level 1	Level 2	Level 3
Investment in Gold	$14,406	$—	$—
Gold Delivery Agreement	—	—	—

Total	$14,406	$—	$—

There were no transfers between Level 1 and other Levels for the fiscal period ended September 30, 2017.

The Administrator values the gold held by the Fund on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. In determining the net asset value (“NAV”) of the Fund, the Administrator values the gold held by the Fund on the basis of the price of an ounce of gold determined by the IBA 10:30 a.m. auction process (“LBMA Gold Price AM”), which is an electronic auction, with the imbalance calculated and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 a.m. and 3:00 p.m. London time. The Administrator calculates the NAV of the Fund on each day the NYSE Arca is open for regular trading, generally as of 12:00 p.m. New York time. If no LBMA Gold Price AM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 p.m. New York time on a particular evaluation day, the next most recent LBMA Gold Price AM is used in the determination of the NAV of the Fund, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

2.7.    Custody of Gold

Gold bullion is held by HSBC Bank plc on behalf of the Fund. During the fiscal period ended September 30, 2017, no gold was held by a subcustodian.

Notes to the Financial Statements

2.8.    Gold Delivery Agreement Receivable

Gold Delivery Agreement receivable represents the quantity of gold due to be received under the Gold Delivery Agreement. The gold is transferred to the Fund’s allocated gold bullion account at the Custodian two business days after the valuation date.

(Amounts in 000’s of US$)	Sept-30, 2017
Gold Delivery Agreement receivable	$21

2.9.    Gold Delivery Agreement Payable

Gold Delivery Agreement payable represents the quantity of gold due to be delivered under the Gold Delivery Agreement. The gold is transferred from the Fund’s allocated gold bullion account at the Custodian two business days after the valuation date.

(Amounts in 000’s of US$)	Sept-30, 2017
Gold Delivery Agreement payable	$50

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

The Fund commenced trading shares in January 2017. As the Shares of the Fund are redeemable in Creation Units at the option of the Authorized Participants, the Fund has classified the Shares as Net Assets. Changes in the Shares for the fiscal period ended September 30, 2017 are as follows:

(Amounts in 000’s)	Fiscal Period Ended Sept-30, 2017
Activity in Number of Shares Issued and Outstanding:
Creations	220
Redemptions	(100)

Net change in number of Shares Issued and Outstanding	120

(Amounts in 000’s of US$)	Fiscal Period Ended Sept-30, 2017
Activity in Value of Shares Issued and Outstanding:
Creations	$26,550
Redemptions	(11,840)

Net change in value of Shares Issued and Outstanding	$14,710

Notes to the Financial Statements

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

The Fund’s net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement for the fiscal period ended September 30, 2017 of ($260) is made up of a realized gain of $3 from the sale of gold to pay Sponsor fees, a realized loss of ($1,833) from the Gold Delivery Agreement, a realized gain of $270 on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $486 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $814 on investment in gold.

2.12.     Income Taxes

The Fund is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Fund is not subject to U.S. federal income tax. Instead, the Fund’s income and expenses “flow through” to the Shareholders, and the Administrator will report the Fund’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2017. There are no tax years open for examination.

Notes to the Financial Statements

3.    Quarterly Statements of Operations

Fiscal Period Ended September 30, 2017

	Three Months Ended (unaudited)			Fiscal Period Ended Sept-30, 2017
(Amounts in 000’s of US$, except per share data)	Mar-31, 2017	Jun-30, 2017	Sept-30, 2017
EXPENSES
Sponsor fees	$13	$22	$16	$51
Gold Delivery Provider fees	7	11	8	26

Total expenses	20	33	24	77

Net investment loss	(20)	(33)	(24)	(77)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	1	1	3
Net realized gain/(loss) from Gold Delivery Agreement	(86)	(1,227)	(520)	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	39	115	116	270
Net realized gain/(loss) from gold distributed for the redemption of shares	—	—	486	486
Net change in unrealized appreciation/(depreciation) from investment in gold	812	(62)	64	814

Net realized and change in unrealized gain/(loss) from investment in gold and Gold Delivery Agreement	766	(1,173)	147	(260)

Net income/(loss)	$746	$(1,206)	$123	$(337)

Net income/(loss) per share	$3.85	$(5.48)	$0.80	$(1.80)

Weighted average number of shares (in 000’s)	194	220	153	187

4.    Related Parties - Sponsor

The Sponsor will receive an annual fee equal to 0.33% of NAV of the Fund, calculated on a daily basis.

The Sponsor is responsible for the payment of all ordinary fees and expenses of the Fund, including but not limited to the following: fees charged by the Fund’s administrator, custodian, index provider, marketing agent and trustee; exchange listing fees; typical maintenance and transaction fees of The Depository Trust Company; SEC registration fees; printing and mailing costs; audit fees and expenses; and legal fees not in excess of $100,000 per annum and expenses and applicable license fees. The Sponsor is not, however, required to pay any extraordinary expenses incurred in the ordinary course of the Fund’s business as outlined in the Sponsor’s agreement with the Trust.

5.    Fund Expenses

The Fund’s only ordinary recurring operating expenses are expected to be the Sponsor’s annual fee of 0.33% of the NAV of the Fund and the Gold Delivery Provider’s annual fee of 0.17% of the NAV of the Fund, each of which accrue daily. The Sponsor’s fee is payable by the Fund monthly in arrears, while the

Notes to the Financial Statements

5.    Fund Expenses — (continued)

Gold Delivery Provider’s fee is paid daily with gold bullion in-kind, so that the Fund’s total annual expense ratio is expected to equal to 0.50% of daily net assets. Expenses payable by the Fund will reduce the NAV of the Fund.

6.    Concentration of Risk

The Fund’s primary business activities are the investment in gold bullion, the gold delivery agreement, and the issuance and sale of Shares. Various factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, South Africa and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Fund’s financial position and results of operations.

7.    Foreign Currency Risk

The Fund does not hold foreign currency, but it is exposed to foreign currency risk as a result of its transactions under the Gold Delivery Agreement. Foreign currency exchange rates may fluctuate significantly over short periods of time and can be unpredictably affected by political developments or government intervention. The value of the Reference Currencies included in the FX Basket may be affected by several factors, including: monetary policies of central banks within the relevant foreign countries or markets; global or regional economic, political or financial events; inflation or interest rates of the relevant foreign countries and investor expectations concerning inflation or interest rates; and debt levels and trade deficits of the relevant foreign countries.

Currency exchange rates are influenced by the factors identified above and may also be influenced by, among other things: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, and by regulation, in order to influence rates directly. These events and actions are unpredictable. The resulting volatility in the Reference Currency exchange rates relative to the USD could materially and adversely affect the value of the Shares.

8.    Counterparty Risk

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

Notes to the Financial Statements

9.    Derivative Contract Information

For the fiscal period ended September 30, 2017, the effect of derivative contracts in the Fund’s Statement of Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Fiscal Period Ended Sept-30, 2017
(Amounts in 000’s of US$)
Currency Risk	Net Realized gain/(loss) on Gold Delivery Agreement	$(1,833)

The table below summarizes the average daily notional value of derivative contracts outstanding during the period:

Fiscal Period Ended Sept-30, 2017
(Amounts in 000’s of US$)
Average notional	$22,963

The notional of the contract varies daily based on the amount of gold held at the Custodian.

At September 30, 2017, the Fund’s over-the-counter (“OTC”) derivative assets and liabilities were as follows:

Gross Amounts of Assets and Liabilities Presented in the Statement of Financial Condition
	Assets[a]	Liabilities[a]
Derivatives
Gold Delivery Agreement	$—	$—

[a]	Absent an event of default or early termination, OTC derivative assets and liabilities are presented gross and not offset in the Statement of Financial Condition.

At September 30, 2017, the Fund’s OTC derivative assets, which may offset against the Fund’s OTC derivative liabilities and collateral received from the counterparty, were as follows:

Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Received	Cash Collateral Received	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

At September 30, 2017, the Fund’s OTC derivative liabilities, which may offset against the Fund’s OTC derivative assets and collateral pledged from the counterparty, were as follows:

Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Pledged	Cash Collateral Pledged	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

Notes to the Financial Statements

10.    Indemnification

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs of expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

The Trustee and each of its officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence. The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any gold bullion or other assets held in trust under Declaration of Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

Notes to the Financial Statements

11.    Financial Highlights

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the fiscal period ended September 30, 2017. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the year and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Fiscal Period Ended Sept-30, 2017
Net Asset Value
Net asset value per Share, beginning of period	$118.42

Net investment income/(loss)	(0.41)
Net Realized and Change in Unrealized Gain (Loss)	1.76

Net Income/(Loss)	1.35

Net asset value per Share, end of period	$119.77

Market value per Share, beginning of period(1)	$119.53

Market value per Share, end of period	$118.89

Ratio to average net assets
Net Investment loss(1)	(0.50)%

Gross expenses (1)	0.50%

Net expenses(1)	0.50%

Total Return, at net asset value(2)(3)	1.14%

Total Return, at market value(2)(3)	(0.54)%

(1)	Percentages are annualized.
(2)	Shares began publicly trading on January 30, 2017; therefore, the Total Return, at net asset value and Total Return, at market value are based on the period of January 30, 2017 to September 30, 2017.
(3)	Percentages are not annualized.

No comparative has been provided as the Fund commenced operations on January 27, 2017

12.    Subsequent Events

The Sponsor has evaluated events through the issuance of the financial statements and determined that no events have occurred that require disclosure.