Form 10-Q
period 2017-12-31
World Currency Gold Trust
filed 2018-02-06
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2017

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

As of February 6, 2018, the Registrant had 160,000 Shares outstanding.

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

World Currency Gold Trust

Combined Statements of Financial Condition

at December 31, 2017 (unaudited) and September 30, 2017

(Amounts in 000’s of US$ except for share and per share data)	Dec-31, 2017	Sep-30, 2017
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $18,434 and $13,592, at December 31, 2017 and September 30, 2017, respectively)	$19,385	$14,406
Gold Delivery Agreement receivable	—	21

Total Assets	$19,385	$14,427

LIABILITIES
Accounts payable to Sponsor	$5	$4
Gold Delivery Agreement payable	134	50

Total Liabilities	$139	$54

Net Assets	$19,246	$14,373

Shares issued and outstanding(1)	160,000	120,000
Net asset value per Share	$120.29	$119.77

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

World Currency Gold Trust

Combined Schedules of Investments

(All balances in 000’s except percentages)

December 31, 2017	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	15.0	$18,434	$19,385	100.72%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	15.0	$18,434	$19,385	100.72%
Liabilities in excess of other assets			(139)	(0.72)%

Net Assets			$19,246	100.00%

Derivatives Contract

at December 31, 2017 (unaudited)

Underlying Instrument Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement Merrill Lynch International	$19,385	6/28/19	$—

(All balances in 000’s except percentages)

September 30, 2017	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	11.2	$13,592	$14,406	100.23%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	11.2	$13,592	$14,406	100.23%
Liabilities in excess of other assets			(33)	(0.23)%

Net Assets			$14,373	100.00%

Derivatives Contract

at September 30, 2017

Underlying Instrument Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement Merrill Lynch International	$14,406	6/28/19	$—

See notes to the unaudited financial statements.

World Currency Gold Trust

Unaudited Combined Statement of Operations

For the three months ended December 31, 2017(1)

(Amounts in 000’s of US$, except per share data)	Three Months Ended Dec-31, 2017
(unaudited)
EXPENSES
Sponsor fees	$15
Gold Delivery Provider fees	7

Total expenses	22

Net investment loss	(22)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1
Net realized gain/(loss) from Gold Delivery Agreement	(118)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	61
Net change in unrealized appreciation/(depreciation) on investment in gold	137

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	81

Net Income	$59

Net Income/(loss) per share	$0.40

Weighted average number of shares (in 000’s)	148

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements.

World Currency Gold Trust

Unaudited Combined Statement of Cash Flows

For the three months ended December 31, 2017(1)

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2017
(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$14
Cash expenses paid	(14)

Increase/(Decrease) in cash resulting from operations	—
INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of stock	—
Cash paid for repurchase of stock	—

Increase/(Decrease) in cash resulting from financing activities	—
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$4,814

Value of gold distributed for redemption of shares - net of gold payable	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows - net of Gold Delivery Agreement receivable	$1,360

Value of Gold Delivery Agreement outflows - net of Gold Delivery Agreement payable	$(1,345)

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2017
(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income	$59
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	21
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(1)
Net realized (gain)/loss from Gold Delivery Agreement	118
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(61)
Net change in unrealized (appreciation)/depreciation on investment in gold	(137)
Increase/(Decrease) in accounts payable to Sponsor	1

Net cash provided by operating activities	$—

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements.

World Currency Gold Trust

Unaudited Combined Statement of Changes in Net Assets

For the three months ended December 31, 2017 (unaudited) and Fiscal Period ended September 30, 2017

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2017	Fiscal Period Ended Sep-30, 2017
	(unaudited)
Net Assets - Opening Balance	$14,373	$—
Creations	4,814	26,550
Redemptions	—	(11,840)
Repurchase of stock	—	(1)
Issuance of stock	—	1
Net investment loss	(22)	(77)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	3
Net realized gain/(loss) from Gold Delivery Agreement	(118)	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	61	270
Net realized gain/(loss) from gold distributed for the redemption of shares	—	486
Net change in unrealized appreciation/(depreciation) on investment in gold	137	814

Net Assets - Closing Balance	$19,246	$14,373

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Statements of Financial Condition

at December 31, 2017 (unaudited) and September 30, 2017

(Amounts in 000’s of US$ except for share and per share data)	Dec-31, 2017	Sep-30, 2017
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $18,434 and $13,592, at December 31, 2017 and September 30, 2017, respectively)	$19,385	$14,406
Gold Delivery Agreement receivable	—	21

Total Assets	$19,385	$14,427

LIABILITIES
Accounts payable to Sponsor	$5	$4
Gold Delivery Agreement payable	134	50

Total Liabilities	$139	$54

Net Assets	$19,246	$14,373

Shares issued and outstanding(1)	160,000	120,000
Net asset value per Share	$120.29	$119.77

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Schedules of Investments

(All balances in 000’s except percentages)

December 31, 2017	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	15.0	$18,434	$19,385	100.72%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	15.0	$18,434	$19,385	100.72%
Liabilities in excess of other assets			(139)	(0.72)%

Net Assets			$19,246	100.00%

Derivatives Contract

at December 31, 2017 (unaudited)

Underlying Instrument Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement Merrill Lynch International	$19,385	6/28/19	$—

(All balances in 000’s except percentages)

September 30, 2017	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	11.2	$13,592	$14,406	100.23%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	11.2	$13,592	$14,406	100.23%
Liabilities in excess of other assets			(33)	(0.23)%

Net Assets			$14,373	100.00%

Derivatives Contract

at September 30, 2017

Underlying Instrument Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement Merrill Lynch International	$14,406	6/28/19	$—

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Unaudited Statement of Operations

For the three months ended December 31, 2017(1)

(Amounts in 000’s of US$, except per share data)	Three Months Ended Dec-31, 2017
(unaudited)
EXPENSES
Sponsor fees	$15
Gold Delivery Provider fees	7

Total expenses	22

Net investment loss	(22)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1
Net realized gain/(loss) from Gold Delivery Agreement	(118)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	61
Net change in unrealized appreciation/(depreciation) on investment in gold	137

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	81

Net Income	$59

Net Income/(loss) per share	$0.40

Weighted average number of shares (in 000’s)	148

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Unaudited Statement of Cash Flows

For the three months ended December 31, 2017(1)

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2017
(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$14
Cash expenses paid	(14)

Increase/(Decrease) in cash resulting from operations	—

INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of stock	—
Cash paid for repurchase of stock	—

Increase/(Decrease) in cash resulting from financing activities	—
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$4,814

Value of gold distributed for redemption of shares - net of gold payable	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows - net of Gold Delivery Agreement receivable	$1,360

Value of Gold Delivery Agreement outflows - net of Gold Delivery Agreement payable	$(1,345)

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2017
(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income	$59
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	21
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(1)
Net realized (gain)/loss from Gold Delivery Agreement	118
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(61)
Net change in unrealized (appreciation)/depreciation on investment in gold	(137)
Increase/(Decrease) in accounts payable to Sponsor	1

Net cash provided by operating activities	$—

(1)	No comparative has been provided as operations commenced on January 27, 2017. See Note 1.

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Statements of Changes in Net Assets

For the three months ended December 31, 2017 (unaudited) and Fiscal Period ended September 30, 2017

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2017	Fiscal Period Ended Sep-30, 2017
	(unaudited)
Net Assets - Opening Balance	$14,373	$—
Creations	4,814	26,550
Redemptions	—	(11,840)
Repurchase of stock	—	(1)
Issuance of stock	—	1
Net investment loss	(22)	(77)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	3
Net realized gain/(loss) from Gold Delivery Agreement	(118)	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	61	270
Net realized gain/(loss) from gold distributed for the redemption of shares	—	486
Net change in unrealized appreciation/(depreciation) on investment in gold	137	814

Net Assets - Closing Balance	$19,246	$14,373

See notes to the unaudited financial statements.

WORLD CURRENCY GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

World Currency Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Third Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of January 6, 2017, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series. The accompanying financial statements relate to the Trust and SPDR® Long Dollar Gold Trust (the “Fund”), currently the only operational series of the Trust, which commenced operations on January 27, 2017. The fiscal year-end of both the Trust and the Fund is September 30.

On November 30, 2017, the Sponsor filed a Form S-1 with the Securities and Exchange Commission for The Gold Trust, a series of the Trust (the “New Fund”), which included an independent registered public accounting firm’s audit report on the statement of financial condition as of September 30, 2017 of the New Fund. As of and for the three months ended December 31, 2017, the New Fund has not commenced operations and as a result, there continue to be no Shares outstanding, no assets or liabilities, or revenue or expenses. Accordingly, no statements have been provided for the New Fund within this quarterly report as there are no balances or relevant footnotes to present.

The investment objective of the Fund is to track the performance of the Solactive GLD® Long USD Gold Index (the “Index”), less Fund expenses. The Index seeks to track the daily performance of a long position in physical gold, as represented by the London Bullion Market Association (“LBMA”) Gold Price AM, and a short position in a basket of specific non-U.S. currencies (i.e., a long U.S. dollar (“USD”) exposure versus the basket). Those non-U.S. currencies, which are weighted according to the Index, consist of the following: Euro, Japanese Yen, British Pound Sterling, Canadian Dollar, Swedish Krona, and Swiss Franc (each, a “Reference Currency” and together, the “Reference Currencies”).

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM”), is the Administrator and Transfer Agent of the Fund. BNYM also serves as the custodian of the Fund’s cash, if any. HSBC Bank plc (the “Custodian”) is responsible for custody of the Fund’s gold bullion. Merrill Lynch International is the Gold Delivery Provider to the Fund. State Street Global Advisors Funds Distributors, LLC is the marketing agent of the Fund. Solactive AG (the “Index Provider”) has licensed the Index to the Sponsor for use with the Fund.

The statement of financial condition and schedule of investments at December 31, 2017, the statements of operations and of cash flows, and the statement of changes in net assets for the three months ended December 31, 2017 have been prepared on behalf of the Trust and the Fund without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2017 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the operating results for the full fiscal year.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by the Fund and Trust.

2.1.	Basis of Accounting

The Fund is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946 Financial Services—Investment Companies.

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

Pursuant to the terms of the Gold Delivery Agreement, the Fund has entered into a transaction to deliver gold bullion to, or receive gold bullion from, Merrill Lynch International, as Gold Delivery Provider, each Business Day. The amount of gold bullion transferred essentially will be equivalent to the Fund’s profit or loss as if the Fund had exchanged the Reference Currencies comprising the Index (“FX Basket”), in the proportion in which they are reflected in the Index, for USDs in an amount equal to the Fund’s holdings of gold bullion on such day. In general, if there is a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increases), the Fund will receive gold bullion. In general, if there is a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreases), the Fund will deliver gold bullion. In this manner, the amount of gold bullion held by the Fund will be adjusted to reflect the daily change in the value of the Reference Currencies comprising the FX Basket against the USD. The Gold Delivery Agreement requires gold bullion ounces calculated pursuant to formulas contained in the Gold Delivery Agreement to be delivered to the custody account of the Fund or Gold Delivery Provider, as applicable. The fee that the Fund pays the Gold Delivery Provider for its services under the Gold Delivery Agreement is accrued daily and reflected in the calculation of the amount of gold bullion to be delivered pursuant to the Gold Delivery Agreement. The realized gain/loss from the Gold Delivery Agreement is disclosed on the Statement of Operations and the Statement of Changes in Net Assets. The realized gain/loss is only shown on the Statement of Financial Condition to the extent not received/paid.

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

2.5.	Fair Value Measurement

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

The following table summarizes the Fund’s investments at fair value:

(Amounts in 000’s of US$) December 31, 2017	Level 1	Level 2	Level 3
Investment in Gold	$19,385	$—	$—
Gold Delivery Agreement	—	—	—

Total	$19,385	$—	$—

(Amounts in 000’s of US$) September 30, 2017	Level 1	Level 2	Level 3
Investment in Gold	$14,406	$—	$—
Gold Delivery Agreement	—	—	—

Total	$14,406	$—	$—

There were no transfers between Level 1 and other Levels for the three months ended December 31, 2017 and the fiscal period ended September 30, 2017.

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

2.6.	Custody of Gold

Gold bullion is held by HSBC Bank plc (the “Custodian”) on behalf of the Fund. During the three-month period ended December 31, 2017, no gold was held by a subcustodian. During the fiscal year ended September 30, 2017, no gold was held by a subcustodian.

2.7.	Gold Delivery Agreement Receivable

Gold Delivery Agreement receivable represents the quantity of gold due to be received under the Gold Delivery Agreement. The gold is transferred to the Fund’s allocated gold bullion account at the Custodian two business days after the valuation date.

	Dec-31, 2017	Sept-30, 2017
(Amounts in 000’s of US$)
Gold Delivery Agreement receivable	$—	$21

2.8.	Gold Delivery Agreement Payable

Gold Delivery Agreement payable represents the quantity of gold due to be delivered under the Gold Delivery Agreement. The gold is transferred from the Fund’s allocated gold bullion account at the Custodian two business days after the valuation date.

	Dec-31, 2017	Sept-30, 2017
(Amounts in 000’s of US$)
Gold Delivery Agreement payable	$134	$50

2.9.	Creations and Redemptions of Shares

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

The Fund commenced trading shares in January 2017. As the Shares of the Fund are redeemable in Creation Units at the option of the Authorized Participants, the Fund has classified the Shares as Net Assets. Changes in the Shares for the three months ended December 31, 2017 and fiscal period ended September 30, 2017 are as follows:

	Three Months Ended Dec-31, 2017	Fiscal Period Ended Sept-30, 2017
(Amounts in 000’s)
Activity in Number of Shares Issued and Outstanding:
Creations	40	220
Redemptions	(—)	(100)

Net change in number of Shares Issued and Outstanding	40	120

	Three Months Ended Dec-31, 2017	Fiscal Period Ended Sept-30, 2017
(Amounts in 000’s of US$)
Activity in Value of Shares Issued and Outstanding:
Creations	$4,814	$26,500
Redemptions	(—)	(11,840)

Net change in value of Shares Issued and Outstanding	$4,814	$14,710

2.10.	Revenue Recognition Policy

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

The Fund’s net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement for the three-month period ended December 31, 2017 of $81 is made up of a realized gain of $1 from the sale of gold to pay Sponsor fees, a realized loss of ($118) from the Gold Delivery Agreement, a realized gain of $61 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, and a change in unrealized appreciation of $137 on investment in gold.

2.11.	Income Taxes

The Fund is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Fund is not subject to U.S. federal income tax. Instead, the Fund’s income and expenses “flow through” to the Shareholders, and the Administrator will report the Fund’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2017. There are no open tax years or examinations in progress at period end.

3.	Related Parties—Sponsor

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

The Fund’s only ordinary recurring operating expenses are expected to be the Sponsor’s annual fee of 0.33% of the NAV of the Fund and the Gold Delivery Provider’s annual fee of 0.17% of the NAV of the Fund, each of which accrue daily. The Sponsor’s fee is payable by the Fund monthly in arrears, while the Gold Delivery Provider’s fee is paid daily with gold bullion in-kind, so that the Fund’s total annual expense ratio is expected to equal to 0.50% of daily net assets. Expenses payable by the Fund will reduce the NAV of the Fund.

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

8.	Derivative Contract Information

For the three months ended December 31, 2017, the effect of derivative contracts on the Fund’s Statement of Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Three months ended Dec-31, 2017
(Amounts in 000’s of US$)
Currency Risk	Net Realized gain/(loss) on Gold Delivery Agreement	$(118)

The table below summarizes the average daily notional value of derivative contracts outstanding during the period:

	Three months ended Dec-31, 2017	Fiscal period ended Sep-30, 2017
(Amounts in 000’s of US$)
Average notional	$17,674	$22,963

The notional of the contract varies daily based on the amount of gold held at the Custodian.

At December 31, 2017, as well as the fiscal period ended September 30, 2017, the Fund’s over-the-counter (“OTC”) derivative assets and liabilities are as follows:

Gross Amounts of Assets and Liabilities Presented in the Statement of Financial Condition
	Assets[a]	Liabilities[a]
Derivatives
Gold Delivery Agreement	$—	$—

[a]	Absent an event of default or early termination, OTC derivative assets and liabilities are presented gross and not offset on the Statement of Financial Condition.

At December 31, 2017, as well as the fiscal period ended September 30, 2017, the Fund’s OTC derivative assets, which may offset against the Fund’s OTC derivative liabilities and collateral received from the counterparty, are as follows:

Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Received	Cash Collateral Received	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

At December 31, 2017, as well as the fiscal period ended September 30, 2017, the Fund’s OTC derivative liabilities, which may offset against the Fund’s OTC derivative assets and collateral pledged from the counterparty, are as follows:

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

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three-month period ended December 31, 2017. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Three Months Ended Dec-31, 2017
Net Asset Value
Net asset value per Share, beginning of period	$119.77

Net investment income/(loss)	(0.15)
Net Realized and Change in Unrealized Gain (Loss)	0.67

Net Income/(Loss)	0.52

Net asset value per Share, end of period	$120.29

Market value per Share, beginning of period	$118.89

Market value per Share, end of period	$120.87

Ratio to average net assets
Net Investment loss(1)	(0.50)%

Gross expenses (1)	0.50%

Net expenses(1)	0.50%

Total Return, at net asset value(2)	0.43%

Total Return, at market value(2)	1.67%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

No comparative has been provided as the fund commenced operations on January 27, 2017.

12.	Subsequent Events

The Sponsor has evaluated events through the issuance of the financial statements and determined that no events have occurred that require disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. This Quarterly Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future gold prices, gold bullion sales, foreign currencies (including the Reference Currencies), foreign currency exchange rates, costs, plans, or objectives are forward-looking statements based on our estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “outlook,” “estimate,” “predict,” and variations on such words, and similar expressions that reflect our current views with respect to future events and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from our expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as updated from time to time in the Fund’s Securities and Exchange Commission filings.

Organization and Trust Overview

World Currency Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Third Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”) dated as of January 6, 2017, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series. The accompanying unaudited financial statements relate to the Trust and SPDR® Long Dollar Gold Trust (the “Fund”), currently the only operational series of the Trust, which commenced operations in the first calendar quarter of 2017. On November 30, 2017, the Sponsor filed a Form S-1 with the Securities and Exchange Commission for The Gold Trust, a series of the Trust. The fiscal year end of both the Trust and the Fund is September 30. The Fund issues shares of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Trust has had no operations prior to January 27, 2017, other than matters relating to its organization, the registration of the Fund’s shares under the Securities Act of 1933, as amended, and the sale and issuance by the Fund on December 19, 2016 to WGC (US) Holdings, Inc., an affiliate of the Sponsor, of 10 Shares of the Fund at an aggregate purchase price of $1,000. The Fund’s Shares began trading on the NYSE Arca on January 30, 2017. As of February 6, 2018, the Fund has issued 160,000 shares, which are currently outstanding.

As of the date of this quarterly report, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co., LLC, UBS Securities LLC and Virtu Financials BD LLC are the Authorized Participants. An updated list of Authorized Participants can be obtained from the Administrator or the Sponsor.

The investment objective of the Fund is to track the performance of the Solactive GLD® Long USD Gold Index (the “Index”), less Fund expenses. The Index seeks to track the daily performance of a long position in physical gold, as represented by the LBMA Gold Price AM, and a short position in a basket of non-U.S. currencies (i.e., a long U.S. dollar (“USD”) exposure versus the basket (“FX Basket”)). Those non-U.S. currencies, which are weighted according to the Index, consist of the following: Euro, Japanese Yen, British Pound Sterling, Canadian Dollar, Swedish Krona and Swiss Franc (each, a “Reference Currency”).

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

NAV& Index v. gold price from January 30, 2017 to December 31, 2017

*	Index and gold price data have been normalized based on GLDW NAV price per share on January 30, 2017 for comparison purposes.

Source: Bloomberg, ICE Benchmark Administration, Solactive AG

Gold Delivery Agreement Activity

The Gold Delivery Agreement is an agreement between the Fund and the Gold Delivery Provider pursuant to which gold is delivered to or from the Fund to reflect the Fund’s gains and losses with respect to the Reference Currencies comprising the FX Basket. The amount of gold bullion transferred under the Gold Delivery Agreement (the “Daily Deliverable Amount”) essentially is equivalent to the Fund’s profit or loss as if the Fund had exchanged the Reference Currencies for USDs in an amount equal to the Fund’s holdings of gold bullion on such day. In general, if there is a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increases), the Fund will receive gold bullion. In general, if there is a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreases), the Fund will deliver gold bullion. In this manner, the amount of gold bullion held by the Fund will be adjusted to reflect the daily change in the value of Reference Currencies comprising the FX Basket against the USD. For more information about the Gold Delivery Agreement, see Note 2.4 to the unaudited financial statements.

From January 30, 2017 (the date the shares began trading on the NYSE Arca) to December 31, 2017, the Daily Deliverable Amount (gross less the fee paid to the Gold Delivery Provider) under the Gold Delivery Agreement ranged from 252.515 ounces of gold bullion delivered to 155.187 ounces of gold bullion received, having corresponding market values, respectively, of $334,178 and $197,747. Over that same period, the Fund delivered a net amount of 1,556.816 ounces of gold bullion, having a corresponding market value of $1,984,652.

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

Once the value of the gold has been determined, the Administrator subtracts all estimated accrued expenses and other liabilities of the Fund from the total value of the gold and all other assets of the Fund. The resulting figure is the NAV of the Fund. The NAV of the Fund is used to compute the Sponsor’s fee and gold delivery provider fee. The Administrator determines the NAV per Share by dividing the NAV of the Fund by the number of Shares outstanding as of the close of trading on NYSE Arca.

Results of Operations

The Fund commenced operations on January 27, 2017 and in the period from then to December 31, 2017, 260,000 Shares (26 Creation Units) were created in exchange for 25,849.8 ounces of gold, and 47.4 ounces of gold were sold to pay expenses.

At December 31, 2017, the Custodian held 14,952.1 ounces of gold on behalf of the Fund in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars including gold payable, if any, with a market value of $19,385,415 (cost — $18,433,859) based on the LBMA Gold Price AM on December 31, 2017. Through the date of this report, (i) 103.3 ounces of gold were payable by the Custodian in connection with the settlement of the Gold Delivery Agreement and (ii) the Fund has used no subcustodians.

On September 12, 2017, Inspectorate International Limited concluded the annual full count of the Fund’s gold bullion held by the Custodian. On October 2, 2017, Inspectorate International Limited concluded reconciliation procedures from September 12, 2017 through September 30, 2017. The results can be found on www.spdrgoldshares.com.

Cash Resources and Liquidity

At December 31, 2017, the Fund did not have any cash balances. When selling gold to pay expenses, the Administrator endeavors to sell the smallest amount of gold needed to pay expenses in order to minimize the Fund’s holdings of assets other than gold. As a consequence, we expect that the Fund will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s Shares, investors should understand and follow movements in the price of gold. Investors should be aware that past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price AM in U.S. dollars per ounce over the period from January 30, 2017 (the first date Shares began trading on the NYSE Arca) to December 31, 2017.

Daily gold price – January 30, 2017 to December 31, 2017

The average, high, low and end-of-period gold prices for the periods from January 30, 2017 through December 31, 2017, based on the LBMA Gold Price AM were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)

January 30, 2017 to March 31, 2017	$1,230.10	$1,256.90	Mar 27, 2017	$1,189.85	Jan 30, 2017	$1,241.70	Mar 31, 2017

April 1, 2017 to June 30, 2017	$1,257.49	$1,292.70	Jun 07, 2017	$1,221.00	May 11, 2017	$1,243.25	Jun 30, 2017

July 1, 2017 to September 30, 2017	$1,278.01	$1,350.90	Sep 08, 2017	$1,207.55	Jul 10, 2017	$1,286.95	Sep 29, 2017

October 1, 2017 to December 31, 2017	$1,276.72	$1,305.15	Oct 16, 2017	$1,241.60	Dec 17, 2017	$1,296.50	Dec 29, 2017

(1)	The end of period gold price is the LBMA Gold Price AM on the last business day of the period. This is in accordance with the Declaration of Trust and the basis used for calculating the NAV of the Fund.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

There have been no material changes to the Risk Factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal period ended September 30, 2017, which report was filed with the U.S. Securities and Exchange Commission on November 29, 2017. You should carefully consider the risks described under “Risk Factors” in our Form 10-K and in our prospectus dated December 29, 2017, which was filed with the U.S. Securities and Exchange Commission on December 14, 2017 as part of Post-Effective Amendment No. 1 to the Trust’s registration statement on Form S-1 (file number 333-206640). The risks described in our Annual Report on Form 10-K are not the only risks facing the Fund and Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1

Certification of Principal Executive Officer pursuant to Rule  13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form  10-Q for the quarter ended December 31, 2017.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended to December 31, 2017.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WGC USA Asset Management Company, LLC
Sponsor of the World Currency Gold Trust
(Registrant)

/s/ Joseph R Cavatoni
Joseph R Cavatoni
Principal Executive Officer and Principal Financial Officer

Date: February 6, 2018

*	The registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC the Sponsor of the registrant.