Form 10-Q
period 2018-03-31
World Gold Trust
filed 2018-05-02
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                  to

Commission file number: 001-37996

WORLD GOLD TRUST

f/k/a World Currency Gold Trust

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

As of May 2, 2018, the Registrant had 140,000 Shares outstanding.

WORLD GOLD TRUST

WORLD GOLD TRUST

Part 1.	FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

World Gold Trust

Combined Statements of Financial Condition

at March 31, 2018 (unaudited) and September 30, 2017

(Amounts in 000’s of US$ except for share and per share data)	Mar-31, 2018	Sep-30, 2017
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $15,617 and $13,592 at March 31, 2018 and September 30, 2017, respectively)	$16,666	$14,406
Gold Delivery Agreement receivable	170	21

Total Assets	$16,836	$14,427

LIABILITIES
Accounts payable to Sponsor	$5	$4
Gold Delivery Agreement payable	—	50

Total Liabilities	$5	$54

Net Assets	$16,831	$14,373

Shares issued and outstanding(1)	140,000	120,000
Net asset value per Share	$120.22	$119.77

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

World Gold Trust

Combined Schedules of Investments

(All balances in 000’s except percentages)

March 31, 2018	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	12.6	$15,617	$16,666	99.02%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	12.6	$15,617	$16,666	99.02%
Assets in excess of liabilities			165	0.98%

Net Assets			$16,831	100.00%

Derivatives Contract

at March 31, 2018 (unaudited)

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$16,666	6/28/19	$—

(All balances in 000’s except percentages)

September 30, 2017	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	11.2	$13,592	$14,406	100.23%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	11.2	$13,592	$14,406	100.23%
Liabilities in excess of other assets			(33)	(0.23)%

Net Assets			$14,373	100.00%

Derivatives Contract

at September 30, 2017

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$14,406	6/28/19	$—

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Operations

For the three and six months ended March 31, 2018 and 2017

(Amounts in 000’s of US$, except per share data)	Three Months Ended Mar-31, 2018	Three Months Ended Mar-31, 2017(1)	Six Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2017(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$15	$13	$30	$13
Gold Delivery Provider fees	8	7	15	7

Total expenses	23	20	45	20

Net investment loss	(23)	(20)	(45)	(20)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	1	2	1
Net realized gain/(loss) on Gold Delivery Agreement	(415)	(86)	(533)	(86)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery
Provider fees	168	39	229	39
Net realized gain/(loss) from gold distributed for the redemption of shares	149	—	149	—
Net change in unrealized appreciation/(depreciation) on investment in gold	98	812	235	812

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	1	766	82	766

Net Income/(Loss)	$(22)	$746	$37	$746

Net income/(loss) per share	$(0.15)	$3.85	$0.25	$3.85

Weighted average number of shares (in 000’s)	150	194	149	194

(1)	Fund commenced operations on January 27, 2017. See Note 1.

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Cash Flows

For the three and six months ended March 31, 2018 and 2017

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2018	Three Months Ended Mar-31, 2017(1)	Six Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2017(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$15	$12	$29	$12
Cash expenses paid	(15)	(12)	(29)	(12)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of stock	—	—	—	1
Cash paid for repurchase of stock	—	(1)	—	(1)

Increase/(Decrease) in cash resulting from financing activities	—	(1)	—	—
Cash and cash equivalents at beginning of period	—	1	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$—	$26,550	$4,814	$26,550

Value of gold distributed for redemption of shares - net of gold payable	$(2,393)	$—	$(2,393)	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows - net of Gold Delivery Agreement receivable	$1,645	$1,440	$3,005	$1,440

Value of Gold Delivery Agreement outflows - net of Gold Delivery Agreement payable	$(2,365)	$(1,686)	$(3,710)	$(1,686)

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2018	Three Months Ended Mar-31, 2017(1)	Six Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2017(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$(22)	$746	$37	$746
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	23	12	44	12
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(1)	(1)	(2)	(1)
Net realized (gain)/loss from Gold Delivery Agreement	415	86	533	86
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(168)	(39)	(229)	(39)
Net realized gain/(loss) from gold distributed for the redemption of shares	(149)	—	(149)	—
Net change in unrealized (appreciation)/depreciation on investment in gold	(98)	(812)	(235)	(812)
Increase/(Decrease) in accounts payable to Sponsor	—	8	1	8

Net cash provided by operating activities	$—	$—	$—	$—

(1)	Fund commenced operations on January 27, 2017. See Note 1.

See notes to the unaudited financial statements.

World Gold Trust

Combined Statements of Changes in Net Assets

For the six months ended March 31, 2018 (unaudited) and Fiscal Period ended September 30, 2017

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2018	Fiscal Period Ended Sep-30, 2017
	(unaudited)
Net Assets - Opening Balance	$14,373	$—
Creations	4,814	26,550
Redemptions	(2,393)	(11,840)
Repurchase of stock	—	(1)
Issuance of stock	—	1
Net investment loss	(45)	(77)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2	3
Net realized gain/(loss) from Gold Delivery Agreement	(533)	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	229	270
Net realized gain/(loss) from gold distributed for the redemption of shares	149	486
Net change in unrealized appreciation/(depreciation) on investment in gold	235	814

Net Assets - Closing Balance	$16,831	$14,373

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Statements of Financial Condition

at March 31, 2018 (unaudited) and September 30, 2017

(Amounts in 000’s of US$ except for share and per share data)	Mar-31, 2018	Sep-30, 2017
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $15,617 and $13,592 at March 31, 2018 and September 30, 2017, respectively)	$16,666	$14,406
Gold Delivery Agreement receivable	170	21

Total Assets	$16,836	$14,427

LIABILITIES
Accounts payable to Sponsor	$5	$4
Gold Delivery Agreement payable	—	50

Total Liabilities	$5	$54

Net Assets	$16,831	$14,373

Shares issued and outstanding(1)	140,000	120,000
Net asset value per Share	$120.22	$119.77

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Schedules of Investments

(All balances in 000’s except percentages)

March 31, 2018	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	12.6	$15,617	$16,666	99.02%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	12.6	$15,617	$16,666	99.02%
Assets in excess of liabilities			165	0.98%

Net Assets			$16,831	100.00%

Derivatives Contract

at March 31, 2018 (unaudited)

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$16,666	6/28/19	$—

(All balances in 000’s except percentages)

September 30, 2017	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	11.2	$13,592	$14,406	100.23%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	11.2	$13,592	$14,406	100.23%
Liabilities in excess of other assets			(33)	(0.23)%

Net Assets			$14,373	100.00%

Derivatives Contract

at September 30, 2017

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$14,406	6/28/19	$—

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Unaudited Statements of Operations

For the three and six months ended March 31, 2018 and 2017

(Amounts in 000’s of US$, except per share data)	Three Months Ended Mar-31, 2018	Three Months Ended Mar-31, 2017(1)	Six Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2017(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$15	$13	$30	$13
Gold Delivery Provider fees	8	7	15	7

Total expenses	23	20	45	20

Net investment loss	(23)	(20)	(45)	(20)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	1	2	1
Net realized gain/(loss) on Gold Delivery Agreement	(415)	(86)	(533)	(86)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	168	39	229	39
Net realized gain/(loss) from gold distributed for the redemption of shares	149	—	149	—
Net change in unrealized appreciation/(depreciation) on investment in gold	98	812	235	812

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	1	766	82	766

Net Income/(Loss)	$(22)	$746	$37	$746

Net income/(loss) per share	$(0.15)	$3.85	$0.25	$3.85

Weighted average number of shares (in 000’s)	150	194	149	194

(1)	Fund commenced operations on January 27, 2017. See Note 1.

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Unaudited Statements of Cash Flows

For the three and six months ended March 31, 2018 and 2017

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2018	Three Months Ended Mar-31, 2017(1)	Six Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2017(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$15	$12	$29	$12
Cash expenses paid	(15)	(12)	(29)	(12)

Increase/(Decrease) in cash resulting from operations	—	—	—	—

INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of stock	—	—	—	1
Cash paid for repurchase of stock	—	(1)	—	(1)

Increase/(Decrease) in cash resulting from financing activities	—	(1)	—	—
Cash and cash equivalents at beginning of period	—	1	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$—	$26,550	$4,814	$26,550

Value of gold distributed for redemption of shares - net of gold payable	$(2,393)	$—	$(2,393)	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows - net of Gold Delivery Agreement receivable	$1,645	$1,440	$3,005	$1,440

Value of Gold Delivery Agreement outflows - net of Gold Delivery Agreement payable	$(2,365)	$(1,686)	$(3,710)	$(1,686)

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2018	Three Months Ended Mar-31,2017(1)	Six Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2017(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$(22)	$746	$37	$746
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	23	12	44	12
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(1)	(1)	(2)	(1)
Net realized (gain)/loss from Gold Delivery Agreement	415	86	533	86
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(168)	(39)	(229)	(39)
Net realized gain/(loss) from gold distributed for the redemption of shares	(149)	—	(149)	—
Net change in unrealized (appreciation)/depreciation on investment in gold	(98)	(812)	(235)	(812)
Increase/(Decrease) in accounts payable to Sponsor	—	8	1	8

Net cash provided by operating activities	$—	$—	$—	$—

(1)	Fund commenced operations on January 27, 2017. See Note 1.

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Statements of Changes in Net Assets

For the six months ended March 31, 2018 (unaudited) and Fiscal Period ended September 30, 2017

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2018	Fiscal Period Ended Sep-30, 2017
	(unaudited)
Net Assets - Opening Balance	$14,373	$—
Creations	4,814	26,550
Redemptions	(2,393)	(11,840)
Repurchase of stock	—	(1)
Issuance of stock	—	1
Net investment loss	(45)	(77)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2	3
Net realized gain/(loss) from Gold Delivery Agreement	(533)	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	229	270
Net realized gain/(loss) from gold distributed for the redemption of shares	149	486
Net change in unrealized appreciation/(depreciation) on investment in gold	235	814

Net Assets - Closing Balance	$16,831	$14,373

See notes to the unaudited financial statements.

WORLD GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

World Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series. The accompanying financial statements relate to the Trust and SPDR® Long Dollar Gold Trust (the “Fund”), currently the only operational series of the Trust, which commenced operations on January 27, 2017. The fiscal year-end of both the Trust and the Fund is September 30.

On November 30, 2017, the Sponsor filed a Form S-1 with the Securities and Exchange Commission for The Gold Trust, a series of the Trust (the “New Fund”), which included an independent registered public accounting firm’s audit report on the statement of financial condition as of September 30, 2017 of the New Fund. As of and for the six months ended March 31, 2018, the New Fund has not commenced operations and as a result, the New Fund continues to not have any Shares outstanding, assets or liabilities, revenue or expenses. Accordingly, no statements have been provided for the New Fund within this quarterly report as there are no balances or relevant footnotes to present.

The investment objective of the Fund is to track the performance of the Solactive GLD® Long USD Gold Index (the “Index”), less Fund expenses. The Index seeks to track the daily performance of a long position in physical gold, as represented by the London Bullion Market Association (“LBMA”) Gold Price AM, and a short position in a basket of specific non-U.S. currencies (i.e., a long U.S. dollar (“USD”) exposure versus the basket). Those non-U.S. currencies, which are weighted according to the Index, consist of the Euro, Japanese Yen, British Pound Sterling, Canadian Dollar, Swedish Krona, and Swiss Franc (each, a “Reference Currency” and together, the “Reference Currencies”).

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

The statement of financial condition and schedule of investments at March 31, 2018, the statements of operations and of cash flows for the three and six months ended March 31, 2018 and 2017, and the statement of changes in net assets for the six months ended March 31, 2018 have been prepared on behalf of the Trust and the Fund without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2018 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The results of operations for the three and six months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year.

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

The Fund is an investment company within the scope of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and therefore applies the specialized accounting and reporting guidance therein. The Fund is not registered as an investment company under the Investment Company Act of 1940, as amended.

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

The following table summarizes the Fund’s investments at fair value:

(Amounts in 000’s of US$) March 31, 2018	Level 1	Level 2	Level 3
Investment in Gold	$16,666	$—	$—
Gold Delivery Agreement	—	—	—

Total	$16,666	$—	$—

(Amounts in 000’s of US$) September 30, 2017	Level 1	Level 2	Level 3
Investment in Gold	$14,406	$—	$—
Gold Delivery Agreement	—	—	—

Total	$14,406	$—	$—

There were no transfers between Level 1 and other Levels for the six months ended March 31, 2018 and fiscal period ended September 30, 2017.

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

Gold bullion is held by HSBC Bank plc (the “Custodian”) on behalf of the Fund. During the six-month period ended March 31, 2018, no gold was held by a subcustodian. During the fiscal period ended September 30, 2017, no gold was held by a subcustodian.

2.7.	Gold Delivery Agreement Receivable

Gold Delivery Agreement receivable represents the quantity of gold due to be received under the Gold Delivery Agreement. The gold is transferred to the Fund’s allocated gold bullion account at the Custodian two business days after the valuation date.

	Mar-31, 2018	Sep-30, 2017
(Amounts in 000’s of US$)
Gold Delivery Agreement receivable	$170	$21

2.8.	Gold Delivery Agreement Payable

Gold Delivery Agreement payable represents the quantity of gold due to be delivered under the Gold Delivery Agreement. The gold is transferred from the Fund’s allocated gold bullion account at the Custodian two business days after the valuation date.

	Mar-31, 2018	Sep-30, 2017
(Amounts in 000’s of US$)
Gold Delivery Agreement payable	$—	$50

2.9.	Creations and Redemptions of Shares

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

The Fund commenced trading shares in January 2017. As the Shares of the Fund are redeemable at the option of the Authorized Participants, the Fund has classified the Shares as Net Assets. Changes in the Shares for the six months ended March 31, 2018 and fiscal period ended September 30, 2017 are as follows:

	Six Months Ended Mar-31, 2018	Fiscal Period Ended Sep-30, 2017
(Amounts in 000’s)
Activity in Number of Shares Issued and Outstanding:
Creations	40	220
Redemptions	(20)	(100)

Net change in number of Shares Issued and Outstanding	20	120

	Six Months Ended Mar-31, 2018	Fiscal Period Ended Sep-30, 2017
(Amounts in 000’s of US$)
Activity in Value of Shares Issued and Outstanding:
Creations	$4,814	$26,500
Redemptions	(2,393)	(11,840)

Net change in value of Shares Issued and Outstanding	$2,421	$14,710

2.10.	Revenue Recognition Policy

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

The Fund’s net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement for the six-month period ended March 31, 2018 of $82 is made up of a realized gain of $2 from the sale of gold to pay Sponsor fees, a realized loss of ($533) from the Gold Delivery Agreement, a realized gain of $229 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $149 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $235 on investment in gold.

The Fund’s net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement for the six-month period ended March 31, 2017 of $766 is made up of a realized gain of $1 from the sale of gold to pay Sponsor fees, a realized loss of ($86) from the Gold Delivery Agreement, a realized gain of $39 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, and a change in unrealized appreciation of $812 on investment in gold.

2.11.	Income Taxes

The Fund is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Fund is not subject to U.S. federal income tax. Instead, the Fund’s income and expenses “flow through” to the Shareholders, and the Administrator will report the Fund’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2018. There are no open tax years or examinations in progress at period end.

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

8.	Derivative Contract Information

For the three and six months ended March 31, 2018, the effect of derivative contracts on the Fund’s Statement of Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Three months ended Mar-31, 2018	Three months ended Mar-31, 2017	Six months ended Mar-31, 2018	Six months ended Mar-31, 2017
(Amounts in 000’s of US$)
Currency Risk	Net Realized gain/(loss) on Gold Delivery Agreement	$(415)	$(86)	$(533)	$(86)

The table below summarizes the average daily notional value of derivative contracts outstanding during the period:

	Three months ended Mar-31, 2018	Fiscal period ended Sep-30, 2017
(Amounts in 000’s of US$)
Average notional	$18,106	$22,963

The notional of the contract varies daily based on the value of gold held at the Custodian.

At March 31, 2018, as well as the fiscal period ended September 30, 2017, the Fund’s over-the-counter (“OTC”) derivative assets and liabilities are as follows:

Gross Amounts of Assets and Liabilities Presented in the Statement of Financial Condition
	Assets[a]	Liabilities[a]
Derivatives
Gold Delivery Agreement	$—	$—

[a]	Absent an event of default or early termination, OTC derivative assets and liabilities are presented gross and not offset on the Statement of Financial Condition.

At March 31, 2018, as well as the fiscal period ended September 30, 2017, the Fund’s OTC derivative assets, which may offset against the Fund’s OTC derivative liabilities and collateral received from the counterparty, are as follows:

Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Received	Cash Collateral Received	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

At March 31, 2018, as well as the fiscal period ended September 30, 2017, the Fund’s OTC derivative liabilities, which may offset against the Fund’s OTC derivative assets and collateral pledged from the counterparty, are as follows:

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

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three and six-month period ended March 31, 2018 and 2017. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Mar-31, 2018	Three Months Ended Mar-31, 2017		Six Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2017
Net Asset Value
Net asset value per Share, beginning of period	$120.29	$118.42		$119.77	$118.42

Net investment income/(loss)	(0.15)	(0.10)		(0.30)	(0.10)
Net Realized and Change in Unrealized Gain (Loss)	0.08	5.75		0.75	5.75

Net Income/(Loss)	(0.07)	5.65		0.45	5.65

Net asset value per Share, end of period	$120.22	$124.07		$120.22	$124.07

Market value per Share, beginning of period	$120.87	$119.53		$118.89	$119.53

Market value per Share, end of period	$120.92	$124.39		$120.92	$124.39

Ratio to average net assets
Net Investment loss(1)	(0.50)%	(0.50)%		(0.50)%	(0.50)%

Gross expenses(1)	0.50%	0.50%		0.50%	0.50%

Net expenses(1)	0.50%	0.50%		0.50%	0.50%

Total Return, at net asset value(2)	(0.06)%	4.77	%(3)	0.38%	4.77	%(3)

Total Return, at market value(2)	0.04%	4.07	%(3)	1.71%	4.07	%(3)

(1)	Percentages are annualized.
(2)	Percentages are not annualized.
(3)	Shares began publicly trading on January 30, 2017; therefore the Total Return, at net asset value and Total Return, at market value are based on the period of January 30, 2017 to March 31, 2017.

11.	Subsequent Events

The Trust changed names from World Currency Gold Trust to World Gold Trust effective April 16, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Organization and Trust Overview

World Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”) dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series. The accompanying unaudited financial statements relate to the Trust and SPDR® Long Dollar Gold Trust (the “Fund”), currently the only operational series of the Trust, which commenced operations in the first calendar quarter of 2017. On November 30, 2017, the Sponsor filed a Form S-1 with the Securities and Exchange Commission for The Gold Trust, a series of the Trust. The fiscal year end of both the Trust and the Fund is September 30. The Fund issues shares of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Trust has had no operations prior to January 27, 2017, other than matters relating to its organization, the registration of the Fund’s shares under the Securities Act of 1933, as amended, and the sale and issuance by the Fund on December 19, 2016 to WGC (US) Holdings, Inc., an affiliate of the Sponsor, of 10 Shares of the Fund at an aggregate purchase price of $1,000. The Fund’s Shares began trading on the NYSE Arca on January 30, 2017. As of May 3, 2018, the Fund has 140,000 shares which are currently outstanding.

As of the date of this quarterly report, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co., LLC, UBS Securities LLC and Virtu Financial BD LLC are the Authorized Participants. An updated list of Authorized Participants can be obtained from the Administrator or the Sponsor.

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

NAV& Index v. gold price from January 30, 2017 to March 31, 2018

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

From January 30, 2017 (the date the shares began trading on the NYSE Arca) to March 31, 2018, the Daily Deliverable Amount (gross less the fee paid to the Gold Delivery Provider) under the Gold Delivery Agreement ranged from 252.515 ounces of gold bullion delivered to 184.49 ounces of gold bullion received, having corresponding market values, respectively, of $334,178 and $246,737. Over that same period, the Fund delivered a net amount of 1,852.033 ounces of gold bullion, having a corresponding market value of $2,392,226.

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

Results of Operations

The Fund commenced operations on January 27, 2017 and in the period from then to March 31, 2018, 260,000 Shares (26 Creation Units) were created in exchange for 25,849.8 ounces of gold, and 58.9 ounces of gold were sold to pay sponsor fees.

At March 31, 2018, the Custodian held 12,588.5 ounces of gold on behalf of the Fund in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars including gold payable, if any, with a market value of $16,665,856 (cost — $15,617,359) based on the LBMA Gold Price AM on March 31, 2018. Through the date of this report, (i) 128.7 ounces of gold were receivable by the Custodian in connection with the settlement of the Gold Delivery Agreement and (ii) the Fund has used no subcustodians.

At September 30, 2017, the Custodian held 11,194.2 ounces of gold on behalf of the Fund, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $14,406,328 (cost $13,592,141).

On March 1, 2018, Inspectorate International Limited, or Inspectorate, concluded the annual random sample count of the Fund’s gold bullion held by the Custodian. The sample count was based on the Fund’s inventory of gold as of February 9, 2018. Inspectorate reported that there were no anomalies identified in the Fund’s gold holding as of such date. The results can be found on www.spdrgoldshares.com.

Cash Resources and Liquidity

At March 31, 2018, the Fund did not have any cash balances. When selling gold to pay expenses, the Administrator endeavors to sell the smallest amount of gold needed to pay expenses in order to minimize the Fund’s holdings of assets other than gold. As a consequence, we expect that the Fund will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s Shares, investors should understand and follow movements in the price of gold. Investors should be aware that past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price AM in U.S. dollars per ounce over the period from January 30, 2017 (the first date Shares began trading on the NYSE Arca) to March 31, 2018.

Daily gold price – January 30, 2017 to March 31, 2018

The average, high, low and end-of-period gold prices for the periods from January 30, 2017 through March 31, 2018 and for the period from the Date of Inception through March 31, 2018, based on the LBMA Gold Price AM were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)

January 30, 2017 to March 31, 2017	$1,230.10	$1,256.90	Mar 27, 2017	$1,189.85	Jan 30, 2017	$1,241.70	Mar 31, 2017

April 1, 2017 to June 30, 2017	$1,257.49	$1,292.70	Jun 07, 2017	$1,221.00	May 11, 2017	$1,243.25	Jun 30, 2017

July 1, 2017 to September 30, 2017	$1,278.01	$1,350.90	Sep 08, 2017	$1,207.55	Jul 10, 2017	$1,286.95	Sep 29, 2017

October 1, 2017 to December 31, 2017	$1,276.72	$1,305.15	Oct 16, 2017	$1,241.60	Dec 13, 2017	$1,296.50	Dec 29, 2017

January 1, 2018 to March 31, 2018	$1,330.70	$1,360.25	Jan 25, 2018	$1,311.05	Feb 8, 2018	$1,323.90	Mar 29, 2018

January 30, 2017 to March 31, 2018	$1,277.49	$1,360.25	Jan 25, 2018	$1,189.85	Jan 30, 2017	$1,323.90	Mar 29, 2018

(1)	The end of period gold price is the LBMA Gold Price AM on the last business day of the period. This is in accordance with the Declaration of Trust and the basis used for calculating the NAV of the Fund.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting of the Trust or the Fund that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s or Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2017, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K, except for the following:

The Trust relies on the information and technology systems of the Administrator and Transfer Agent, the Custodian, the Marketing Agent and, to a lesser degree, the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on our record keeping and operations.

The Custodian, the Administrator and Transfer Agent and the Marketing Agent depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in loss or unintended disclosure of information or loss or theft of Trust assets, and could adversely impact the ability of the Trust’s service providers to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, these security measures may not be adequate to protect against all cybersecurity threats.

The risks described above and in our Annual Report on Form 10-K are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended to March 31, 2018.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WGC USA Asset Management Company, LLC
Sponsor of the World Gold Trust
(Registrant)

/s/ Joseph R. Cavatoni
Joseph R. Cavatoni
Principal Executive Officer

/s/ Laura S. Melman
Laura S. Melman
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 2, 2018

*	The registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC the Sponsor of the registrant.