Form 10-Q
period 2018-06-30
World Gold Trust
filed 2018-08-07
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 6, 2018, SPDR® Long Dollar Gold Trust had 210,000 Shares outstanding, and SPDR® Gold MiniSharesSM Trust had 8,700,000 shares outstanding.

WORLD GOLD TRUST

WORLD GOLD TRUST

Part 1.	FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Index

Documents	Page
Unaudited World Gold Trust Combined Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Cash Flows and Statements of Changes in Net Assets and Combined Notes to Financial Statements	2
Unaudited SPDR® Long Dollar Gold Trust Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Cash Flows and Statements of Changes in Net Assets and Notes to Financial Statements	15
Unaudited SPDR® Gold MiniShares SM Trust Statement of Financial Condition, Schedule of Investment, Statements of Operations, Statements of Cash Flows and Statement of Changes in Net Assets and Notes to Financial Statements	29

World Gold Trust

Combined Statements of Financial Condition

at June 30, 2018 (unaudited) and September 30, 2017

(Amounts in 000’s of US$)	Jun-30, 2018	Sep-30, 2017
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $44,639 and $13,592 at June 30, 2018 and September 30, 2017, respectively)	$44,201	$14,406
Gold Delivery Agreement receivable	117	21
Gold receivable	6,121	—

Total Assets	$50,439	$14,427

LIABILITIES
Accounts payable to Sponsor	$6	$4
Gold Delivery Agreement payable	142	50

Total Liabilities	$148	$54

Net Assets	$50,291	$14,373

See notes to the unaudited combined financial statements.

World Gold Trust

Combined Schedules of Investments

(All balances in 000’s except percentages)

June 30, 2018	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	35.3	$44,639	$44,201	87.89%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	35.3	$44,639	$44,201	87.89%
Assets in excess of liabilities			6,090	12.11%

Net Assets			$50,291	100.00%

Derivatives Contract

at June 30, 2018 (unaudited)

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$19,192	6/28/19	$—

(All balances in 000’s except percentages)

September 30, 2017	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	11.2	$13,592	$14,406	100.23%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	11.2	$13,592	$14,406	100.23%
Liabilities in excess of other assets			(33)	(0.23)%

Net Assets			$14,373	100.00%

Derivatives Contract

at September 30, 2017

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$14,406	6/28/19	$—

See notes to the unaudited combined financial statements.

World Gold Trust

Unaudited Combined Statements of Operations

For the three and nine months ended June 30, 2018 and 2017

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2018	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$15	$22	$45	$35
Gold Delivery Provider fees	8	11	23	18

Total expenses	23	33	68	53

Net investment loss	(23)	(33)	(68)	(53)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	1	3	2
Net realized gain/(loss) on Gold Delivery Agreement	939	(1,227)	406	(1,313)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	55	115	284	154
Net realized gain/(loss) from gold distributed for the redemption of shares	—	—	149	—
Net change in unrealized appreciation/(depreciation) on investment in gold	(1,487)	(62)	(1,252)	750

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	(492)	(1,173)	(410)	(407)

Net Income/(Loss)	$(515)	$(1,206)	$(478)	$(460)

See notes to the unaudited combined financial statements.

World Gold Trust

Unaudited Combined Statements of Cash Flows

For the three and nine months ended June 30, 2018 and 2017

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2018	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$14	$23	$43	$28
Cash expenses paid	(14)	(23)	(43)	(28)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of stock	—	—	—	1
Cash paid for repurchase of stock	—	—	—	(1)

Increase/(Decrease) in cash resulting from financing activities	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$27,855	$—	$32,668	$26,550

Value of gold distributed for redemption of shares - net of gold payable	$—	$—	$(2,393)	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows - net of Gold Delivery Agreement receivable	$2,260	$1,697	$5,436	$3,137

Value of Gold Delivery Agreement outflows - net of Gold Delivery Agreement payable	$(1,297)	$(2,628)	$(5,007)	$(4,314)

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2018	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$(515)	$(1,206)	$(478)	$(460)
Gold paid for Gold Delivery Provider fees	8	11	23	18
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	14	23	43	28
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(1)	(1)	(3)	(2)
Net realized (gain)/loss from Gold Delivery Agreement	(939)	1,227	(406)	1,313
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(55)	(115)	(284)	(154)
Net realized (gain)/loss from gold distributed for the redemption of shares	—	—	(149)	—
Net change in unrealized (appreciation)/depreciation on investment in gold	1,487	62	1,252	(750)
Increase/(Decrease) in accounts payable to Sponsor	1	(1)	2	7

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited combined financial statements.

World Gold Trust

Combined Statements of Changes in Net Assets

For the nine months ended June 30, 2018 (unaudited) and Fiscal Period ended September 30, 2017

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2018	Fiscal Period Ended Sep-30, 2017
	(unaudited)
Net Assets - Opening Balance	$14,373	$—
Creations	38,789	26,550
Redemptions	(2,393)	(11,840)
Repurchase of stock	—	(1)
Issuance of stock	—	1
Net investment loss	(68)	(77)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	3	3
Net realized gain/(loss) from Gold Delivery Agreement	406	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	284	270
Net realized gain/(loss) from gold distributed for the redemption of shares	149	486
Net change in unrealized appreciation/(depreciation) on investment in gold	(1,252)	814

Net Assets - Closing Balance	$50,291	$14,373

See notes to the unaudited combined financial statements.

WORLD GOLD TRUST

Notes to the Unaudited Combined Financial Statements

1.	Organization

World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series of which two are operational at June 30, 2018. All of the series of the Trust are collectively referred to as the “Funds” and individually each a “Series.” The accompanying financial statements relate to the Trust, SPDR® Long Dollar Gold Trust (“GLDW”) and SPDR® Gold MiniSharesSM Trust (“GLDM”). GLDW commenced operations on January 27, 2017, and GLDM commenced operations on June 26, 2018. The fiscal year-end of both the Trust and the Funds is September 30.

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM”), is the Administrator and Transfer Agent of the Funds. BNYM also serves as the custodian of the Funds’ cash, if any. State Street Global Advisors Funds Distributors, LLC is the marketing agent of the Funds.

The statements of financial condition and schedules of investments at June 30, 2018, the statements of operations and of cash flows for the three and nine months ended June 30, 2018 and 2017, and the statements of changes in net assets for the nine months ended June 30, 2018 have been prepared on behalf of the Trust and the Funds without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2018 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year.

Capitalized terms used but not defined herein have the meaning as set forth in the Declaration of Trust.

The Trust had no operations with respect to the Funds’ Shares prior to January 27, 2017 other than matters relating to its organization and the registration of the Funds’ Shares under the Securities Act of 1933, as amended.

2.	Significant Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by the Funds and the Trust.

2.1.	Basis of Accounting

The Funds are investment companies within the scope of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and therefore apply the specialized accounting and reporting guidance therein. The Funds are not registered as investment companies under the Investment Company Act of 1940, as amended.

These financial statements present the financial condition, results of operations and cash flows of the Funds and the Trust combined. For the periods presented, there were no balances or activity for the Trust apart from those from the Funds when combined, and the footnotes accordingly relate to the Funds, unless stated otherwise.

2.2.	Basis of Presentation

The financial statements are presented for the Trust, as the SEC registrant, combined with the Funds and for each of GLDW and GLDM individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to each Series shall be enforceable only against the assets of that Series and not against the assets of the Trust generally or any other series that the Trust may establish in the future.

2.3.	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments of sufficient credit quality with original maturity of three months or less.

2.4.	Solactive GLD® Long USD Gold Index—Gold Delivery Agreement

Pursuant to the terms of the Gold Delivery Agreement, GLDW has entered into a transaction to deliver gold bullion to, or receive gold bullion from, Merrill Lynch International, as Gold Delivery Provider, each Business Day. The amount of gold bullion transferred essentially will be equivalent to GLDW’s profit or loss as if it had exchanged the Reference Currencies comprising the Index (“FX Basket”), in the proportion in which they are reflected in the Index, for USDs in an amount equal to its holdings of gold bullion on such day. In general, if there is a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increases), GLDW will receive gold bullion. In general, if there is a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreases), it will deliver gold bullion. In this manner, the amount of gold bullion held will be adjusted to reflect the daily change in the value of the Reference Currencies comprising the FX Basket against the USD. The Gold Delivery Agreement requires gold bullion ounces, calculated pursuant to formulas contained in the Gold Delivery Agreement, to be delivered to the custody account of GLDW or the Gold Delivery Provider, as applicable. The fee that GLDW pays the Gold Delivery Provider for its services under the Gold Delivery Agreement is accrued daily and reflected in the calculation of the amount of gold bullion to be delivered pursuant to the Gold Delivery Agreement. The realized gain/loss from the Gold Delivery Agreement is disclosed on the Statement of Operations and the Statement of Changes in Net Assets. The realized gain/loss is only shown on the Statement of Financial Condition to the extent not received/paid.

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

U.S. GAAP defines fair value as the price the Funds would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Funds’ policy is to value their investments at fair value.

Various inputs are used in determining the fair value of the Funds’ assets or liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 – Inputs that are unobservable for the asset and liability, including the Funds’ assumptions (if any) used in determining the fair value of investments.

The following table summarizes the Funds’ investments at fair value:

(Amounts in 000’s of US$) June 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$44,201	$—	$—
Gold Delivery Agreement	—	—	—

Total	$44,201	$—	$—

(Amounts in 000’s of US$) September 30, 2017	Level 1	Level 2	Level 3
Investment in Gold	$14,406	$—	$—
Gold Delivery Agreement	—	—	—

Total	$14,406	$—	$—

There were no transfers for any of the Funds between Level 1 and other Levels for the nine months ended June 30, 2018 and fiscal period ended September 30, 2017.

The Administrator values the gold held by the Funds on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. In determining the net asset value (“NAV”) of the Funds, the Administrator values the gold held by the Funds on the basis of the price of an ounce of gold determined by the IBA auction process, which is an electronic auction, with the imbalance calculated and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculates the NAV of the Funds on each day the NYSE Arca is open for regular trading. If no gold price is made on a particular evaluation day, the next most recent gold price is used in the determination of the NAV of the Funds, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

2.6.	Custody of Gold

Gold bullion is held by HSBC Bank plc on behalf of GLDW, and by ICBC Standard Bank Plc on behalf of GLDM each individually referred to as the “Custodian.”

2.7.	Gold Receivable/Payable

Gold receivable/payable represents the quantity of gold covered by contractually binding orders for the creation/redemption of Shares where the gold has not yet been transferred into/out of the Series’ account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Jun-30, 2018	Sep-30, 2017
(Amounts in 000’s of US$)
Gold receivable	$6,121	$—

	Jun-30, 2018	Sep-30, 2017
(Amounts in 000’s of US$)
Gold payable	$—	$—

2.8.	Gold Delivery Agreement Receivable

Gold Delivery Agreement receivable represents the quantity of gold due to be received under the Gold Delivery Agreement. The gold is transferred to GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date.

	Jun-30, 2018	Sep-30, 2017
(Amounts in 000’s of US$)
Gold Delivery Agreement receivable	$117	$21

2.9.	Gold Delivery Agreement Payable

Gold Delivery Agreement payable represents the quantity of gold due to be delivered under the Gold Delivery Agreement. The gold is transferred from GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date.

	Jun-30, 2018	Sep-30, 2017
(Amounts in 000’s of US$)
Gold Delivery Agreement payable	$142	$50

2.10.	Creations and Redemptions of Shares

The Funds create and redeem Shares from time to time, but only in one or more Creation Units (a Creation Unit equals a block of 10,000 GLDW Shares and a block of 100,000 GLDM Shares). The Funds issue Shares in Creation Units to certain authorized participants (“Authorized Participants”) on an ongoing basis. The creation and redemption of Creation Units is only made in exchange for the delivery to the Funds or the distribution by the Funds of the amount of gold and any cash represented by the Creation Units being created or redeemed, the amount of which will be based on the net asset value of the number of Shares included in the Creation Units being created or redeemed determined on the day the order to create or redeem Creation Units is properly received.

As the Shares of the Funds are redeemable in Creation Units at the option of the Authorized Participants, the Funds have classified the Shares as Net Assets. Changes in the Shares for the nine months ended June 30, 2018 and fiscal period ended September 30, 2017 are as follows:

	Nine Months Ended Jun-30, 2018	Fiscal Period Ended Sep-30, 2017
(Amounts in 000’s)
Activity in Number of Shares Issued and Outstanding:
Creations	2,290	220
Redemptions	(20)	(100)

Net change in number of Shares Issued and Outstanding	2,270	120

	Nine Months Ended Jun-30, 2018	Fiscal Period Ended Sep-30, 2017
(Amounts in 000’s of US$)
Activity in Value of Shares Issued and Redeemed:
Creations	$38,789	$26,550
Redemptions	(2,393)	(11,840)

Net change	$36,396	$14,710

2.11.	Income and Expense

The Administrator will, at the direction of the Sponsor, sell the Funds’ gold as necessary to pay the Funds’ expenses. When selling gold to pay expenses, the Administrator will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Funds’ holdings of assets other than gold. Unless otherwise directed by the Sponsor, to meet expenses the Administrator will give a sell order and sell gold to the Custodian following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay expenses on the Statements of Operations.

The Funds’ net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement for the nine-month period ended June 30, 2018 of ($410) is made up of a realized gain of $3 from the sale of gold to pay Sponsor fees, a realized gain of $406 from the Gold Delivery Agreement, a realized gain of $284 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $149 from gold distributed for the redemption of Shares, and a change in unrealized depreciation of ($1,252) on investment in gold.

The Funds’ net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement for the nine-month period ended June 30, 2017 of ($407) is made up of a realized gain of $2 from the sale of gold to pay Sponsor fees, a realized loss of ($1,313) from the Gold Delivery Agreement, a realized gain of $154 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, and a change in unrealized appreciation of $750 on investment in gold.

2.12.	Income Taxes

The Funds are classified as “grantor trusts” for U.S. federal income tax purposes. As a result, the Funds are not subject to U.S. federal income tax. Instead, the Funds’ income and expenses “flow through” to the Shareholders, and the Administrator will report the Funds’ proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2018. There are no open tax years or examinations in progress at period end.

3.	Fund Expenses

For GLDW, the only ordinary recurring operating expenses are expected to be the Gold Delivery Provider’s annual fee as well as the Sponsor’s annual fee. For GLDM, the only ordinary recurring operating expense is expected to be the Sponsor’s annual fee. Further detail can be found in the respective Series’ Financial Statements.

Expenses, which accrue daily, and are payable by the Funds, will reduce the NAV of the Funds.

4.	Foreign Currency Risk

GLDW does not hold foreign currency, but it is exposed to foreign currency risk as a result of its transactions under the Gold Delivery Agreement. Foreign currency exchange rates may fluctuate significantly over short periods of time and can be unpredictably affected by political developments or government intervention. The value of the Reference Currencies included in the FX Basket may be affected by several factors, including: monetary policies of central banks within the relevant foreign countries or markets; global or regional economic, political or financial events; inflation or interest rates of the relevant foreign countries and investor expectations concerning inflation or interest rates; and debt levels and trade deficits of the relevant foreign countries.

Currency exchange rates are influenced by the factors identified above and may also be influenced by, among other things: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, including by regulation, in order to influence rates directly. These events and actions are unpredictable. The resulting volatility in the Reference Currency exchange rates relative to the USD could materially and adversely affect the value of the Shares.

5.	Counterparty Risk

If the Gold Delivery Provider fails to deliver gold pursuant to its obligations under the Gold Delivery Agreement, such failure would have an adverse effect on GLDW in meeting its investment objective. Moreover, to the extent that the Gold Delivery Provider is unable to honor its obligations under the Agreement, such as due to bankruptcy or default under the Agreement or for any other reason, GLDW would need to find a new entity to act in the same capacity as the Gold Delivery Provider. If it could not quickly find a new entity to act in that capacity, it may not be able to meet its investment objective. The transactions under the Gold Delivery Agreement will terminate on June 28, 2019, unless the parties can agree on extension terms. If the parties cannot agree on extension terms and GLDW is unable to find a new entity to act as Gold Delivery Provider, GLDW may not be able to meet its investment objective.

6.	Concentration of Risk

The primary business activities for GLDW are the investment in gold bullion, the transactions under the Gold Delivery Agreement, and the issuance and sale of Shares.

For GLDM, the primary business activities are the investment in gold bullion and the issuance and sale of Shares.

Various factors could affect the price of gold including: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, South Africa and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares of a Series to decline proportionately. Each of these events could have a material effect on the Funds’ financial position and results of operations.

7.	Derivative Contract Information

For the three and nine months ended June 30, 2018 and 2017, the effect of derivative contracts on GLDW’s Statement of Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Three Months Ended Jun-30, 2018	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2017
(Amounts in 000’s of US$)
Currency Risk	Net Realized gain/(loss) on Gold Delivery Agreement	$939	$(1,227)	$406	$(1,313)

The table below summarizes the average daily notional value of derivative contracts outstanding during the period:

	Nine Months Ended Jun-30, 2018	Fiscal Period Ended Sep-30, 2017
(Amounts in 000’s of US$)
Average notional	$17,957	$22,963

The notional of the contract varies daily based on the amount of gold held at the Custodian.

At June 30, 2018, and September 30, 2017, GLDW’s over-the-counter (“OTC”) derivative assets and liabilities are as follows:

Gross Amounts of Assets and Liabilities Presented in the Statement of Financial Condition
	Assets[a]	Liabilities[a]
Derivatives
Gold Delivery Agreement	$—	$—

[a]	Absent an event of default or early termination, OTC derivative assets and liabilities are presented gross and not offset on the Statement of Financial Condition.

At June 30, 2018, and September 30, 2017, GLDW’s OTC derivative assets, which may offset against its OTC derivative liabilities and collateral received from the counterparty, are as follows:

Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Received	Cash Collateral Received	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

At June 30, 2018, and September 30, 2017, GLDW’s OTC derivative liabilities, which may offset against its OTC derivative assets and collateral pledged from the counterparty, are as follows:

Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Pledged	Cash Collateral Pledged	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

8.	Indemnification

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith or willful misconduct. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

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

SPDR® Long Dollar Gold Trust

Statements of Financial Condition

at June 30, 2018 (unaudited) and September 30, 2017

(Amounts in 000’s of US$ except for share and per share data)	Jun-30, 2018	Sep-30, 2017
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $19,263 and $13,592 at June 30, 2018 and September 30, 2017, respectively)	$19,192	$14,406
Gold Delivery Agreement receivable	117	21
Gold receivable	3,620	—

Total Assets	$22,929	$14,427

LIABILITIES
Accounts payable to Sponsor	$5	$4
Gold Delivery Agreement payable	142	50

Total Liabilities	$147	$54

Net Assets	$22,782	$14,373

Shares issued and outstanding(1)	190,000	120,000
Net asset value per Share	$119.91	$119.77

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Schedules of Investments

(All balances in 000’s except percentages)

June 30, 2018	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	15.3	$19,263	$19,192	84.24%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	15.3	$19,263	$19,192	84.24%
Assets in excess of liabilities			3,590	15.76%

Net Assets			$22,782	100.00%

Derivatives Contract

at June 30, 2018 (unaudited)

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/ (Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$19,192	6/28/19	$—

(All balances in 000’s except percentages)

September 30, 2017	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	11.2	$13,592	$14,406	100.23%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	11.2	$13,592	$14,406	100.23%
Liabilities in excess of other assets			(33)	(0.23)%

Net Assets			$14,373	100.00%

Derivatives Contract

at September 30, 2017

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/ (Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$14,406	6/28/19	$—

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Unaudited Statements of Operations

For the three and nine months ended June 30, 2018 and 2017

(Amounts in 000’s of US$, except per share data)	Three Months Ended Jun-30, 2018	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2017(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$14	$22	$44	$35
Gold Delivery Provider fees	8	11	23	18

Total expenses	22	33	67	53

Net investment loss	(22)	(33)	(67)	(53)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	1	3	2
Net realized gain/(loss) on Gold Delivery Agreement	939	(1,227)	406	(1,313)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	55	115	284	154
Net realized gain/(loss) from gold distributed for the redemption of shares	—	—	149	—
Net change in unrealized appreciation/(depreciation) on investment in gold	(1,120)	(62)	(885)	750

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	(125)	(1,173)	(43)	(407)

Net Income/(Loss)	$(147)	$(1,206)	$(110)	$(460)

Net income/(loss) per share	$(0.99)	$(5.48)	$(0.74)	$(2.20)

Weighted average number of Shares (in 000’s)	148	220	149	209

(1)	Fund commenced operations on January 27, 2017. See Note 1.

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Unaudited Statements of Cash Flows

For the three and nine months ended June 30, 2018 and 2017

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2018	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2017(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$14	$23	$43	$28
Cash expenses paid	(14)	(23)	(43)	(28)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of stock	—	—	—	1
Cash paid for repurchase of stock	—	—	—	(1)

Increase/(Decrease) in cash resulting from financing activities	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$2,479	$—	$7,292	$26,550

Value of gold distributed for redemption of shares - net of gold payable	$—	$—	$(2,393)	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows - net of Gold Delivery Agreement receivable	$2,260	$1,697	$5,436	$3,137

Value of Gold Delivery Agreement outflows - net of Gold Delivery Agreement payable	$(1,297)	$(2,628)	$(5,007)	$(4,314)

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2018	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2017(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$(147)	$(1,206)	$(110)	$(460)
Gold paid for Gold Delivery Provider fees	8	11	23	18
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	14	23	43	28
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(1)	(1)	(3)	(2)
Net realized (gain)/loss from Gold Delivery Agreement	(939)	1,227	(406)	1,313
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(55)	(115)	(284)	(154)
Net realized (gain)/loss from gold distributed for the redemption of shares	—	—	(149)	—
Net change in unrealized (appreciation)/depreciation on investment in gold	1,120	62	885	(750)
Increase/(Decrease) in accounts payable to Sponsor	—	(1)	1	7

Net cash provided by operating activities	$—	$—	$—	$—

(1)	Fund commenced operations on January 27, 2017. See Note 1.

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Statements of Changes in Net Assets

For the nine months ended June 30, 2018 and Fiscal Period ended September 30, 2017

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2018	Fiscal Period Ended Sep-30, 2017
	(unaudited)
Net Assets - Opening Balance	$14,373	$—
Creations	10,912	26,550
Redemptions	(2,393)	(11,840)
Repurchase of stock	—	(1)
Issuance of stock	—	1
Net investment loss	(67)	(77)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	3	3
Net realized gain/(loss) from Gold Delivery Agreement	406	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	284	270
Net realized gain/(loss) from gold distributed for the redemption of shares	149	486
Net change in unrealized appreciation/(depreciation) on investment in gold	(885)	814

Net Assets - Closing Balance	$22,782	$14,373

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Notes to the Unaudited Financial Statements

1.	Organization

World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series. The accompanying financial statements relate to the series SPDR® Long Dollar Gold Trust (“GLDW”), which commenced operations on January 27, 2017. The fiscal year-end of GLDW is September 30.

The investment objective of GLDW is to track the performance of the Solactive GLD® Long USD Gold Index (the “Index”), less GLDW’s expenses. The Index seeks to track the daily performance of a long position in physical gold, as represented by the London Bullion Market Association (“LBMA”) Gold Price AM, and a short position in a basket of specific non-U.S. currencies (i.e., a long U.S. dollar “USD” exposure versus the basket). Those non-U.S. currencies, which are weighted according to the Index, consist of the Euro, Japanese Yen, British Pound Sterling, Canadian Dollar, Swedish Krona, and Swiss Franc (each, a “Reference Currency” and together, the “Reference Currencies”).

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM”), is the Administrator and Transfer Agent. BNYM also serves as the custodian of GLDW’s cash, if any. HSBC Bank plc (the “Custodian”) is responsible for custody of GLDW’s gold bullion. Merrill Lynch International is the Gold Delivery Provider. State Street Global Advisors Funds Distributors, LLC is the marketing agent. Solactive AG (the “Index Provider”) has licensed the Index to the Sponsor for use with GLDW.

The statement of financial condition and schedule of investments at June 30, 2018, the statements of operations and of cash flows for the three and nine months ended June 30, 2018 and 2017, and the statement of changes in net assets for the nine months ended June 30, 2018 have been prepared on behalf of GLDW without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2018 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year.

Capitalized terms used but not defined herein have the meaning as set forth in the Declaration of Trust.

The Trust had no operations with respect to GLDW’s Shares prior to January 27, 2017 other than matters relating to its organization, the registration of Shares under the Securities Act of 1933, as amended, and the sale and issuance by GLDW to WGC (US) Holdings, Inc. of 10 Shares for an aggregate purchase price of $1,000.

2.	Significant Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by GLDW.

2.1.	Basis of Accounting

GLDW is an investment company within the scope of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and therefore applies the specialized accounting and reporting guidance therein. It is not registered as an investment company under the Investment Company Act of 1940, as amended.

2.2.	Basis of Presentation

The financial statements are presented for GLDW individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to GLDW shall be enforceable only against its assets and not against the assets of the Trust generally or any other series that the Trust may establish in the future.

2.3.	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments of sufficient credit quality with original maturity of three months or less.

2.4.	Solactive GLD® Long USD Gold Index—Gold Delivery Agreement

Pursuant to the terms of the Gold Delivery Agreement, GLDW has entered into a transaction to deliver gold bullion to, or receive gold bullion from, Merrill Lynch International, as Gold Delivery Provider, each Business Day. The amount of gold bullion transferred essentially will be equivalent to GLDW’s profit or loss as if it had exchanged the Reference Currencies comprising the Index (“FX Basket”), in the proportion in which they are reflected in the Index, for USDs in an amount equal to its holdings of gold bullion on such day. In general, if there is a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increases), GLDW will receive gold bullion. In general, if there is a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreases), it will deliver gold bullion. In this manner, the amount of gold bullion held will be adjusted to reflect the daily change in the value of the Reference Currencies comprising the FX Basket against the USD. The Gold Delivery Agreement requires gold bullion ounces, calculated pursuant to formulas contained in the Gold Delivery Agreement, to be delivered to the custody account of GLDW or the Gold Delivery Provider, as applicable. The fee that GLDW pays the Gold Delivery Provider for its services under the Gold Delivery Agreement is accrued daily and reflected in the calculation of the amount of gold bullion to be delivered pursuant to the Gold Delivery Agreement. The realized gain/loss from the Gold Delivery Agreement is disclosed on the Statement of Operations and the Statement of Changes in Net Assets. The realized gain/loss is only shown on the Statement of Financial Condition to the extent not received/paid.

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

2.5	Fair Value Measurement

U.S. GAAP defines fair value as the price a fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. GLDW’s policy is to value its investments at fair value.

Various inputs are used in determining the fair value of GLDW’s assets or liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 – Inputs that are unobservable for the asset and liability, including a fund’s assumptions (if any) used in determining the fair value of investments.

The following table summarizes GLDW’s investments at fair value:

(Amounts in 000’s of US$) June 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$19,192	$—	$—
Gold Delivery Agreement	—	—	—

Total	$19,192	$—	$—

(Amounts in 000’s of US$) September 30, 2017	Level 1	Level 2	Level 3
Investment in Gold	$14,406	$—	$—
Gold Delivery Agreement	—	—	—

Total	$14,406	$—	$—

There were no transfers between Level 1 and other Levels for the nine months ended June 30, 2018 and fiscal period ended September 30, 2017.

The Administrator values the gold held by GLDW on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. In determining the net asset value (“NAV”) of GLDW, the Administrator values the gold held on the basis of the price of an ounce of gold determined by the IBA 10:30 AM auction process (“LBMA Gold Price AM”), which is an electronic auction, with the imbalance calculated and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculates the NAV of GLDW on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price AM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM is used in the determination of the NAV of GLDW, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

2.6	Custody of Gold

Gold bullion is held by HSBC Bank plc (the “Custodian”) on behalf of GLDW. During the nine-month period ended June 30, 2018, no gold was held by a subcustodian. During the fiscal year ended September 30, 2017, no gold was held by a subcustodian.

2.7	Gold Delivery Agreement Receivable and Gold Receivable

Gold Delivery Agreement receivable represents the quantity of gold due to be received under the Gold Delivery Agreement. The gold is transferred to GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date.

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to GLDW’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Jun-30, 2018	Sep-30, 2017
(Amounts in 000’s of US$)
Gold Delivery Agreement receivable	$117	$21
Gold Receivable	3,620	—

2.8	Gold Delivery Agreement Payable

Gold Delivery Agreement payable represents the quantity of gold due to be delivered under the Gold Delivery Agreement. The gold is transferred from GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date.

	Jun-30, 2018	Sep-30, 2017
(Amounts in 000’s of US$)
Gold Delivery Agreement payable	$142	$50

2.9	Creations and Redemptions of Shares

GLDW creates and redeems Shares from time to time, but only in one or more Creation Units (a Creation Unit equals a block of 10,000 Shares). It issues Shares in Creation Units to certain authorized participants (“Authorized Participants”) on an ongoing basis. The creation and redemption of Creation Units is only made in exchange for the delivery to or by the distribution from GLDW in the amount of gold and any cash represented by the Creation Units being created or redeemed. This amount will be based on the combined net asset value of the number of Shares included in the Creation Units being created or redeemed determined on the day the order to create or redeem Creation Units is properly received.

GLDW commenced trading shares in January 2017. As the Shares are redeemable at the option of the Authorized Participants, GLDW has classified the Shares as Net Assets. Changes in the Shares for the nine months ended June 30, 2018 and fiscal period ended September 30, 2017 are as follows:

	Nine Months Ended Jun-30, 2018	Fiscal Period Ended Sep-30, 2017
(Amounts in 000’s)
Activity in Number of Shares Issued and Outstanding:
Creations	90	220
Redemptions	(20)	(100)

Net change in number of Shares Issued and Outstanding	70	120

	Nine Months Ended Jun-30, 2018	Fiscal Period Ended Sep-30, 2017
(Amounts in 000’s of US$)
Activity in Value of Shares Issued and Redeemed:
Creations	$10,912	$26,550
Redemptions	(2,393)	(11,840)

Net change	$8,519	$14,710

2.10	Income and Expense

The Administrator will, at the direction of the Sponsor, sell GLDW’s gold as necessary to pay its expenses. When selling gold to pay expenses, the Administrator will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize GLDW’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, to meet expenses the Administrator will give a sell order and sell gold to the Custodian at the next LBMA Gold Price AM following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay expenses on the Statement of Operations.

GLDW’s net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement for the nine-month period ended June 30, 2018 of ($43) is made up of a realized gain of $3 from the sale of gold to pay Sponsor fees, a realized gain of $406 from the Gold Delivery Agreement, a realized gain of $284 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $149 from gold distributed for the redemption of Shares, and a change in unrealized depreciation of ($885) on investment in gold.

GLDW’s net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement for the nine-month period ended June 30, 2017 of ($407) is made up of a realized gain of $2 from the sale of gold to pay Sponsor fees, a realized loss of ($1,313) from the Gold Delivery Agreement, a realized gain of $154 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, and a change in unrealized appreciation of $750 on investment in gold.

2.11.	Income Taxes

GLDW is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the Shareholders, and the Administrator will report GLDW’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2018. There are no open tax years or examinations in progress at period end.

3.	Related Parties—Sponsor

The Sponsor receives an annual fee equal to 0.33% of the NAV of GLDW, calculated on a daily basis.

The Sponsor is responsible for the payment of all ordinary fees and expenses of GLDW, including but not limited to the following: fees charged by its administrator, custodian, index provider, marketing agent and trustee; exchange listing fees; typical maintenance and transaction fees of The Depository Trust Company; SEC registration fees; printing and mailing costs; audit fees and expenses; and legal fees not in excess of $100,000 per annum and expenses and applicable license fees. The Sponsor is not, however, required to pay any extraordinary expenses incurred in the ordinary course of GLDW’s business as outlined in the Sponsor’s agreement with the Trust.

4.	Fund Expenses

GLDW’s only ordinary recurring operating expenses are expected to be the Sponsor’s annual fee of 0.33% of the NAV of GLDW and the Gold Delivery Provider’s annual fee of 0.17% of the NAV of GLDW, each of which accrue daily. The Sponsor’s fee is payable by GLDW monthly in arrears, while the Gold Delivery Provider’s fee is paid daily with gold bullion in-kind, so that GLDW’s total annual expense ratio is expected to equal to 0.50% of daily net assets. Expenses payable by GLDW will reduce the NAV of GLDW.

5.	Concentration of Risk

GLDW’s primary business activities are the investment in gold bullion, the transactions under the gold delivery agreement, and the issuance and sale of Shares. Various factors could affect the price of gold including: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on GLDW’s financial position and results of operations.

6.	Foreign Currency Risk

GLDW does not hold foreign currency, but it is exposed to foreign currency risk as a result of its transactions under the Gold Delivery Agreement. Foreign currency exchange rates may fluctuate significantly over short periods of time and can be unpredictably affected by political developments or government intervention. The value of the Reference Currencies included in the FX Basket may be affected by several factors, including: monetary policies of central banks within the relevant foreign countries or markets; global or regional economic, political or financial events; inflation or interest rates of the relevant foreign countries and investor expectations concerning inflation or interest rates; and debt levels and trade deficits of the relevant foreign countries.

Currency exchange rates are influenced by the factors identified above and may also be influenced by, among other things: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, including by regulation, in order to influence rates directly. These events and actions are unpredictable. The resulting volatility in the Reference Currency exchange rates relative to the USD could materially and adversely affect the value of the Shares.

7.	Counterparty Risk

If the Gold Delivery Provider fails to deliver gold pursuant to its obligations under the Gold Delivery Agreement, such failure would have an adverse effect on GLDW in meeting its investment objective. Moreover, to the extent that the Gold Delivery Provider is unable to honor its obligations under the Agreement, such as due to bankruptcy or default under the Agreement or for any other reason, GLDW would need to find a new entity to act in the same capacity as the Gold Delivery Provider. If it could not quickly find a new entity to act in that capacity, it may not be able to meet its investment objective. The transactions under the Gold Delivery Agreement will terminate on June 28, 2019, unless the parties can agree on extension terms. If the parties cannot agree on extension terms and GLDW is unable to find a new entity to act as Gold Delivery Provider, GLDW may not be able to meet its investment objective.

8.	Derivative Contract Information

For the three and nine months ended June 30, 2018 and 2017, the effect of derivative contracts on GLDW’s Statement of Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Three Months Ended Jun-30, 2018	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2017
(Amounts in 000’s of US$)
Currency Risk	Net Realized gain/(loss) on Gold Delivery Agreement	$939	$(1,227)	$406	$(1,313)

The table below summarizes the average daily notional value of derivative contracts outstanding during the period:

	Nine Months Ended Jun-30, 2018	Fiscal Period Ended Sep-30, 2017
(Amounts in 000’s of US$)
Average notional	$17,957	$22,963

The notional of the contract varies daily based on the amount of gold held at the Custodian.

At June 30, 2018, and September 30, 2017, GLDW’s over-the-counter (“OTC”) derivative assets and liabilities are as follows:

Gross Amounts of Assets and Liabilities Presented in the Statement of Financial Condition
	Assets[a]	Liabilities[a]
Derivatives
Gold Delivery Agreement	$—	$—

[a]	Absent an event of default or early termination, OTC derivative assets and liabilities are presented gross and not offset on the Statement of Financial Condition.

At June 30, 2018, and September 30, 2017, GLDW’s OTC derivative assets, which may offset against its OTC derivative liabilities and collateral received from the counterparty, are as follows:

Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Received	Cash Collateral Received	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

At June 30, 2018, and September 30, 2017, GLDW’s OTC derivative liabilities, which may offset against its OTC derivative assets and collateral pledged from the counterparty, are as follows:

Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Pledged	Cash Collateral Pledged	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

9.	Indemnification

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith or willful misconduct. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

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

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three and nine-month period ended June 30, 2018 and 2017. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Jun-30, 2018	Three Months Ended Jun-30, 2017	Nine Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2017
Net Asset Value
Net asset value per Share, beginning of period	$120.22	$124.07	$119.77	$118.42

Net investment income/(loss)	(0.15)	(0.15)	(0.45)	(0.26)
Net Realized and Change in Unrealized Gain (Loss)	(0.16)	(5.33)	0.59	0.43

Net Income/(Loss)	(0.31)	(5.48)	0.14	0.17

Net asset value per Share, end of period	$119.91	$118.59	$119.91	$118.59

Market value per Share, beginning of period	$120.92	$124.39	$118.89	$119.53

Market value per Share, end of period	$120.40	$117.43	$120.40	$117.43

Ratio to average net assets
Net Investment loss(1)	(0.50)%	(0.50)%	(0.50)%	(0.50)%

Gross expenses(1)	0.50%	0.50%	0.50%	0.50%

Net expenses(1)	0.50%	0.50%	0.50%	0.50%

Total Return, at net asset value (2)	(0.26)%	(4.42)%	0.12%	0.14	%(3)

Total Return, at market value (2)	(0.43)%	(5.60)%	1.27%	(1.76	)%(3)

(1)	Percentages are annualized.
(2)	Percentages are not annualized.
(3)	Shares began publicly trading on January 30, 2017; therefore, the Total Return, at net asset value and Total Return, at market value are based on the period of January 30, 2017 to June 30, 2017.

SPDR® Gold MiniSharesSM Trust

Statement of Financial Condition

at June 30, 2018(2) (unaudited)

(Amounts in 000’s of US$ except for share and per share data)	Jun-30, 2018
(unaudited)
ASSETS
Investment in Gold, at fair value (cost $25,376 at June 30, 2018)	$25,009
Gold receivable	2,501

Total Assets	$27,510

LIABILITIES
Accounts payable to Sponsor	$1

Total Liabilities	$1

Net Assets	$27,509

Shares issued and outstanding(1)	2,200,000
Net asset value per Share	$12.50

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.
(2)	No comparative has been provided as operations commenced on June 26, 2018. See Note 1.

See notes to the unaudited financial statements.

SPDR® Gold MiniSharesSM Trust

Schedule of Investment

(All balances in 000’s except percentages)

June 30, 2018(1)	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	20.0	$25,376	$25,009	90.91%

Total Investments		$25,376	$25,009	90.91%
Assets in excess of liabilities			2,500	9.09%

Net Assets			$27,509	100.00%

(1)	No comparative has been provided as operations commenced on June 26, 2018. See Note 1.

See notes to the unaudited financial statements.

SPDR® Gold MiniSharesSM Trust

Unaudited Statements of Operations

For the three and nine months ended June 30, 2018(1)

(Amounts in 000’s of US$, except per share data)	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2018
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$1	$1

Total expenses	1	1

Net investment loss	(1)	(1)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized (gain)/loss from investment in gold sold to pay expenses	—	—
Net realized (gain)/loss from gold distributed for the redemption of shares	—	—
Net change in unrealized appreciation/(depreciation) on investment in gold	(367)	(367)

Net realized and change in unrealized gain/(loss) on investment in gold	(367)	(367)

Net Income/(Loss)	$(368)	$(368)

Net income/(loss) per share	$(0.17)	$(0.17)

Weighted average number of shares (in 000’s)	2,120	2,120

(1)	No comparative has been provided as operations commenced on June 26, 2018. See Note 1.

See notes to the unaudited financial statements.

SPDR® Gold MiniSharesSM Trust

Unaudited Statements of Cash Flows

For the three and nine months ended June 30, 2018(1)

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2018
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$—	$—
Cash expenses paid	—	—

Increase/(Decrease) in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares—net of gold receivable	$25,376	$25,376

Value of gold distributed for redemption of shares—net of gold payable	$—	$—

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2018
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$(368)	$(368)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	—	—
Net realized (gain)/loss from investment in gold sold to pay expenses	—	—
Net realized (gain)/loss from gold distributed for the redemption of shares	—	—
Net change in unrealized (appreciation)/depreciation on investment in gold	367	367
Increase/(Decrease) in accounts payable to Sponsor	1	1

Net cash provided by operating activities	$—	$—

(1)	No comparative has been provided as operations commenced on June 26, 2018. See Note 1.

See notes to the unaudited financial statements.

SPDR® Gold MiniSharesSM Trust

Statement of Changes in Net Assets

For the nine months ended June 30, 2018(1)

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2018
(unaudited)
Net Assets - Opening Balance	$—
Creations	27,877
Net investment loss	(1)
Net change in unrealized appreciation/(depreciation) on investment in gold	(367)

Net Assets - Closing Balance	$27,509

(1)	No comparative has been provided as operations commenced on June 26, 2018. See Note 1.

See notes to the unaudited financial statements.

SPDR® Gold MiniSharesSM Trust

Notes to the Unaudited Financial Statements

1.	Organization

World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series. The accompanying financial statements relate to the series SPDR® Gold MiniSharesSM Trust (“GLDM”), which began publicly trading on June 26, 2018. The fiscal year-end of GLDM is September 30.

The investment objective of GLDM is for the Shares to reflect the performance of the price of gold bullion, less its expenses. GLDM’s only ordinary recurring expense is the Sponsor’s annual fee of 0.18% of its net asset value (“NAV”). The Sponsor believes that, for many investors, the Shares represent a cost-effective investment in gold.

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM”), is the Administrator and Transfer Agent. BNYM also serves as the custodian of GLDM’s cash, if any. ICBC Standard Bank Plc (the “Custodian”) is responsible for custody of GLDM’s gold bullion. State Street Global Advisors Funds Distributors, LLC is the marketing agent.

The statement of financial condition and schedule of investment at June 30, 2018, the statements of operations and of cash flows for the three and nine months ended June 30, 2018, and the statement of changes in net assets for the nine months ended June 30, 2018 have been prepared on behalf of GLDM without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the nine months ended June 30, 2018 and for all periods presented have been made.

Capitalized terms used but not defined herein have the meaning as set forth in the Declaration of Trust.

The Trust had no operations with respect to GLDM’s Shares prior to June 26, 2018 other than matters relating to its organization and the registration of GLDM’s Shares under the Securities Act of 1933, as amended.

2.	Significant Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by GLDM.

2.1	Basis of Accounting

GLDM is an investment company within the scope of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and therefore applies the specialized accounting and reporting guidance therein. It is not registered as an investment company under the Investment Company Act of 1940, as amended.

2.2	Basis of Presentation

The financial statements are presented for GLDM individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to GLDM shall be enforceable only against the assets of GLDM and not against the assets of the Trust generally or any other series that the Trust may establish in the future.

2.3	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments of sufficient credit quality with original maturity of three months or less.

2.4	Fair Value Measurement

U.S. GAAP defines fair value as the price a fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. GLDM’s policy is to value its investments at fair value.

Various inputs are used in determining the fair value of GLDM’s assets or liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 – Inputs that are unobservable for the asset and liability, including a fund’s assumptions (if any) used in determining the fair value of investments.

The following table summarizes GLDM’s investments at fair value:

(Amounts in 000’s of US$) June 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$25,009	$—	$—

Total	$25,009	$—	$—

There were no transfers between Level 1 and other Levels for the nine months ended June 30, 2018.

The Administrator values the gold held by GLDM on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. In determining the net asset value (“NAV”) of GLDM, the Administrator values the gold held on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”), which is an electronic auction, with the imbalance calculated and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculates the NAV of GLDM on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price

AM or PM is used in the determination of the NAV of GLDM, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

2.5	Custody of Gold

Gold bullion is held by ICBC Standard Bank Plc on behalf of GLDM. During the nine-month period ended June 30, 2018, no gold was held by a subcustodian.

2.6	Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

Jun-30, 2018
(Amounts in 000’s of US$)
Gold receivable	$2,501

2.7	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

Jun-30, 2018
(Amounts in 000’s of US$)
Gold payable	$—

2.8	Creations and Redemptions of Shares

GLDM creates and redeems Shares from time to time, but only in one or more Creation Units (a Creation Unit equals a block of 100,000 Shares). It issues Shares in Creation Units to certain authorized participants (“Authorized Participants”) on an ongoing basis. The creation and redemption of Creation Units is only made in exchange for the delivery to or by the distribution from GLDM in the amount of gold and any cash represented by the Creation Units being created or redeemed. This amount will be based on the combined net asset value of the number of Shares included in the Creation Units being created or redeemed determined on the day the order to create or redeem Creation Units is properly received.

GLDM commenced trading shares in June 2018. As the Shares are redeemable at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets. Changes in the Shares for the nine months ended June 30, 2018 are as follows:

Nine Months Ended Jun-30, 2018
(Amounts are in 000’s)
Activity in Number of Shares Issued and Outstanding:
Creations	2,200
Redemptions	(—)

Net change in number of Shares Issued and Outstanding	2,200

Nine Months Ended Jun-30, 2018
(Amounts in 000’s of US$)
Activity in Value of Shares Issued and Redeemed:
Creations	$27,877
Redemptions	(—)

Net change	$27,877

2.9	Income and Expense

The Administrator will, at the direction of the Sponsor, sell GLDM’s gold as necessary to pay its expenses. When selling gold to pay expenses, the Administrator will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, to meet expenses the Administrator will give a sell order and sell gold to the Custodian at the LBMA Gold Price PM following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay expenses on the Statements of Operations.

GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the nine-month period ended June 30, 2018 of ($367) is made up of a realized gain of $0 from the sale of gold to pay expenses, a realized gain of $0 from gold distributed for the redemption of Shares, and a change in unrealized depreciation of ($367) on investment in gold.

2.10	Income Taxes

GLDM is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the Shareholders, and the Administrator will report GLDM’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2018. There are no open tax years or examinations in progress at period end.

3.	Related Parties—Sponsor

The Sponsor receives an annual fee equal to 0.18% of the NAV of GLDM, calculated on a daily basis. The Sponsor is responsible for the payment of all of its ordinary fees and expenses, including but not limited to the following: fees charged by GLDM’s administrator, custodian, index provider, marketing agent and trustee; exchange listing fees; typical maintenance and transaction fees of The Depository Trust Company; SEC registration fees; printing and mailing costs; audit fees and expenses; and legal fees not in excess of $100,000 per annum and expenses and applicable license fees. The Sponsor is not, however, required to pay any extraordinary expenses incurred in the ordinary course of GLDM’s business as outlined in the Sponsor’s agreement with the Trust.

4.	GLDM Expenses

GLDM’s only ordinary recurring operating expenses are expected to be the Sponsor’s annual fee of 0.18% of the NAV of GLDM. The Sponsor’s fee is payable monthly in arrears.

Expenses payable will reduce the NAV of GLDM.

5.	Concentration of Risk

GLDM’s primary business activities are the investment in gold bullion and the issuance and sale of Shares.

Various factors could affect the price of gold including: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, South Africa and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on GLDM’s financial position and results of operations.

6.	Indemnification

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith or willful misconduct. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

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

7.	Financial Highlights

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three and nine-month period ended June 30, 2018. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2018
Net Asset Value
Net asset value per Share, beginning of period(1)	$12.60	$12.60

Net investment income/(loss)	0.00	0.00
Net Realized and Change in Unrealized Gain (Loss)	(0.10)	(0.10)

Net Income/(Loss)	(0.10)	(0.10)

Net asset value per Share, end of period	$12.50	$12.50

Market value per Share, beginning of period(1)	$12.59	$12.59

Market value per Share, end of period	$12.53	$12.53

Ratio to average net assets
Net Investment loss(2)	(0.18)%	(0.18)%

Gross expenses(2)	0.18%	0.18%

Net expenses(2)	0.18%	0.18%

Total Return, at net asset value (1,3)	(0.79)%	(0.79)%

Total Return, at market value (1,3)	(0.48)%	(0.48)%

(1)	Shares began publicly trading on June 26, 2018; therefore, the Total Return, at net asset value and Total Return, at market value are based on the period of June 26, 2018 to June 30, 2018.
(2)	Percentages are annualized.
(3)	Percentages are not annualized.

No comparative has been provided as GLDM commenced operations on June 26, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. This Quarterly Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future gold prices, gold bullion sales, foreign currencies (including the Reference Currencies), foreign currency exchange rates, costs, plans, or objectives are forward-looking statements based on our estimates, beliefs, assumptions and projections. Words such as “could,” “would,” “may,” “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “outlook,” “estimate,” “predict,” and variations on such words, and similar expressions that reflect our current views with respect to future events and fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from our expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as updated from time to time in the Trust’s Securities and Exchange Commission filings.

Organization and Trust Overview

World Gold Trust (the “Trust”), formerly known as World Currency Gold Trust, was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”) dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series. The accompanying unaudited financial statements relate to the Trust, SPDR® Long Dollar Gold Trust (“GLDW”) and SPDR® Gold MiniSharesSM Trust (“GLDM”). GLDW and GLDM are currently the only operational series of the Trust. GLDW commenced operations in the first calendar quarter of 2017. GLDM commenced operations during the second calendar quarter of 2018. The fiscal year end of the Trust and both GLDW and GLDM (referred to jointly as the “Funds”) is September 30. GLDW and GLDM issue shares of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of either GLDW or GLDM, respectively. The Trust has had no operations prior to January 27, 2017, other than matters relating to its organization, the registration of the Shares under the Securities Act of 1933, as amended, and the sale and issuance by GLDW on December 19, 2016 to WGC (US) Holdings, Inc., an affiliate of the Sponsor, of 10 GLDW Shares at an aggregate purchase price of $1,000. GLDW’s Shares and GLDM’s Shares began trading on the NYSE Arca on January 30, 2017 and June 26, 2018, respectively. As of August 6, 2018, GLDW and GLDM had 210,000 Shares and 8,700,000 Shares, respectively, outstanding.

As of the date of this quarterly report, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co., LLC, UBS Securities LLC and Virtu Financial BD LLC are the Authorized Participants. An updated list of Authorized Participants can be obtained from the Administrator or the Sponsor.

The investment objective of GLDM is for the Shares to reflect the performance of the price of gold bullion, less GLDM’s expenses.

The investment objective of GLDW is to track the performance of the Solactive GLD® Long USD Gold Index (the “Index”), less GLDW’s expenses. The Index seeks to track the daily performance of a long position in physical gold, as represented by the LBMA Gold Price AM, and a short position in a basket of non-U.S. currencies (i.e., a long U.S. dollar (“USD”) exposure versus the basket (“FX Basket”)). Those non-U.S. currencies, which are weighted according to the Index, consist of the following: Euro, Japanese Yen, British Pound Sterling, Canadian Dollar, Swedish Krona and Swiss Franc (each, a “Reference Currency”).

In general, the USD value of an investment in Shares of GLDW is expected to increase when both the price of gold increases and the value of the USD increases against the value of the Reference Currencies comprising the FX Basket (as weighted in the Index). Conversely, the USD value of an investment in Shares, in general, is expected to decrease when the price of gold decreases and the value of the USD decreases against the value of the Reference Currencies comprising the FX Basket (as weighted in the Index). If the price of gold increases and the value of the USD decreases against the value of the Reference Currencies comprising the FX Basket, or vice versa, the net impact of these changes will determine the NAV GLDW on a daily basis.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following chart illustrates the movement in the NAV of the GLDW Shares against the Index as well as the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE Arca:

NAV& Index v. gold price from January 30, 2017 to June 30, 2018

*	Index and gold price data have been normalized based on GLDW NAV price per share on January 30, 2017 for comparison purposes.

Source: Bloomberg, ICE Benchmark Administration, Solactive AG

Gold Delivery Agreement Activity

The Gold Delivery Agreement is an agreement between GLDW and the Gold Delivery Provider pursuant to which gold is delivered to or from GLDW to reflect GLDW’s gains and losses with respect to the Reference Currencies comprising the FX Basket. The amount of gold bullion transferred under the Gold Delivery Agreement (the “Daily Deliverable Amount”) essentially is equivalent to GLDW’s profit or loss as if GLDW had exchanged the Reference Currencies for USDs in an amount equal to GLDW’s holdings of gold bullion on such day. In general, if there is a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increases), GLDW will receive gold bullion. In general, if there is a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreases), GLDW will deliver gold bullion. In this manner, the amount of gold bullion held by GLDW will be adjusted to reflect the daily change in the value of Reference Currencies comprising the FX Basket against the USD. For more information about the Gold Delivery Agreement, see Note 2.4 to GLDW’s unaudited financial statements.

From January 30, 2017 (the date the Shares began trading on the NYSE Arca) to June 30, 2018, the Daily Deliverable Amount (gross less the fee paid to the Gold Delivery Provider) under the Gold Delivery Agreement ranged from 252.515 ounces of gold bullion delivered to 248.506 ounces of gold bullion received, having corresponding market values, respectively, of $334,178 and $323,083. Over that same period, GLDW delivered a net amount of 1,069.529 ounces of gold bullion, having a corresponding market value of $1,370,921.

Critical Accounting Policy

Valuation of Gold, Definition of NAV

GLDW’s policy is to value the investment in gold bullion at fair value. The Administrator will value the gold held by GLDW on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. The net asset value (“NAV”) of GLDW is the aggregate value of GLDW’s assets, including Gold Delivery Agreement less its liabilities. In determining the NAV of GLDW, the Administrator values the gold held by GLDW on the basis of the price of an ounce of gold determined by the IBA 10:30 AM auction process (“LBMA Gold Price AM”), which is an electronic auction, with the imbalance calculated and the price adjusted in rounds (45 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator determines the NAV of GLDW on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price AM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM will be used in the determination of the NAV of GLDW, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

Once the value of the gold has been determined, the Administrator subtracts all estimated accrued expenses and other liabilities of GLDW from the total value of the gold and all other assets of GLDW. The resulting figure is the NAV of GLDW. The NAV of GLDW is used to compute the Sponsor’s fee and gold delivery provider fee. The Administrator determines the NAV per Share by dividing the NAV of GLDW by the number of Shares outstanding as of the close of trading on NYSE Arca.

GLDM’s policy is to value the investment in gold bullion at fair value. The NAV of GLDM is the aggregate value of GLDM’s assets less its liabilities (which include estimated accrued but unpaid fees and expenses). The NAV of GLDM is calculated based on the price of gold per ounce times the number of ounces of gold owned by GLDM. For purposes of calculating NAV, the number of ounces of gold owned by GLDM reflects the amount of gold delivered into (or out of) GLDM on a daily basis by Authorized Participants creating and redeeming Shares. Except as otherwise described in GLDM’s prospectus, in determining the NAV of GLDM, the Administrator generally will value the Gold Bullion held by GLDM on the basis of the LBMA Gold Price PM. If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 p.m. New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) will be used to determine the NAV of GLDM, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation of the Gold Bullion held by GLDM.

The Administrator will also determine the NAV per Share, which equals the NAV of GLDM, divided by the number of outstanding Shares.

Results of Operations

GLDW commenced operations on January 27, 2017 and in the period from then to June 30, 2018, 310,000 Shares (31 Creation Units) were created in exchange for 30,653.2 ounces of gold, and 69.7 ounces of gold were sold to pay sponsor fees.

GLDM commenced operations on June 26, 2018 and in the period from then to June 30, 2018, 2,200,000 Shares were created (22 Creation Units) in exchange for 22,000.0 ounces of gold and nil ounces of gold were sold to pay sponsor fees.

At June 30, 2018, HSBC Bank plc (the “GLDW Custodian”) held 15,347.1 ounces of gold on behalf of GLDW in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars including 113.2 ounces of gold payable with a market value of $19,192,333 (cost — $19,263,154) based on the LBMA Gold Price AM on June 29, 2018. Through the date of this report, (i) 2,988.5 ounces of gold were receivable by the GLDW Custodian in connection with the settlement of the Gold Delivery Agreement as well as settlement of the creation of Shares and (ii) GLDW has used no subcustodians.

At September 30, 2017, the GLDW Custodian held 11,194.2 ounces of gold on behalf of GLDW, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $14,406,328 (cost $13,592,141).

On March 1, 2018, Inspectorate International Limited (“Inspectorate”) concluded the annual random sample count of GLDW’s gold bullion held by the GLDW Custodian. The sample count was based on GLDW’s inventory of gold as of February 9, 2018. Inspectorate reported that there were no anomalies identified in GLDW’s gold holding as of such date. The results can be found on www.spdrgoldshares.com.

At June 30, 2018, ICBC Standard Bank Plc (the “GLDM Custodian”) held 20,000 ounces of gold on behalf of GLDM in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars including gold payable, if any, with a market value of $25,009,000 (cost $25,376,200) based on the LBMA Gold Price PM on June 29, 2018. Through the date of this report, (i) 2,000.0 ounces of gold were receivable by the GLDM Custodian in connection with the creation of Shares and (ii) GLDM has used no subcustodians.

Cash Resources and Liquidity

At June 30, 2018, neither GLDW nor GLDM had any cash balances. When selling gold to pay expenses, the Administrator endeavors to sell the smallest amount of gold needed to pay expenses in order to minimize the Funds’ holdings of assets other than gold. As a consequence, we expect that the Funds will not record any net cash flow from their operations and that their cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Funds’ Shares, investors should understand and follow movements in the price of gold. Investors should be aware that past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price AM in U.S. dollars per ounce over the period from January 30, 2017 (the first date Shares of GLDW began trading on the NYSE Arca) to June 30, 2018.

Daily gold price – January 30, 2017 to June 30, 2018

LBMA Gold Price AM USD

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the quarter beginning April 1, 2018 through June 30, 2018 (the first quarter GLDM Shares traded on the NYSE Arca). Past movements in the gold price are not indicators of future movements.

Daily gold price – April 1, 2018 to June 30, 2018

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the periods from January 30, 2017 through June 30, 2018 and for the period from the Date of Inception through June 30, 2018, based on the LBMA Gold Price AM were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)

January 30, 2017 to March 31, 2017	$1,230.10	$1,256.90	Mar 27, 2017	$1,189.85	Jan 30, 2017	$1,241.70	Mar 31, 2017

April 1, 2017 to June 30, 2017	$1,257.49	$1,292.70	Jun 07, 2017	$1,221.00	May 11, 2017	$1,243.25	Jun 30, 2017

July 1, 2017 to September 30, 2017	$1,278.01	$1,350.90	Sep 08, 2017	$1,207.55	Jul 10, 2017	$1,286.95	Sep 29, 2017

October 1, 2017 to December 31, 2017	$1,276.72	$1,305.15	Oct 16, 2017	$1,241.60	Dec 13, 2017	$1,296.50	Dec 29, 2017

January 1, 2018 to March 31, 2018	$1,330.70	$1,360.25	Jan 25, 2018	$1,311.05	Feb 08, 2018	$1,323.90	Mar 29, 2018

April 1, 2018 to June 30, 2018	$1,306.26	$1,347.90	Apr 19, 2018	$1,250.50	Jun 28, 2018	$1,250.55	Jun 29, 2018

January 30, 2017 to June 30, 2018	$1,282.47	$1,360.25	Jan 25, 2018	$1,189.85	Jan 30, 2017	$1,250.55	Jun 29, 2018

(1)	The end of period gold price is the LBMA Gold Price AM on the last business day of the period. This is in accordance with the Declaration of Trust and the basis used for calculating the NAV of GLDW.

The average, high, low and end-of-period gold prices for the period from April 1, 2018 through June 30, 2018, based on the LBMA Gold Price PM were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)

April 1, 2018 to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	Jun 29, 2018	$1,250.45	Jun 29, 2018

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Declaration of Trust and the basis used for calculating the NAV of GLDM.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Funds are both passive investment vehicles. Neither is actively managed. GLDW is designed to track the Index during periods in which the Index is flat or declining as well as when the Index is rising. Accordingly, fluctuations in the value of gold bullion and/or the value of USD relative to the Reference Currencies will affect the value of the Shares of GLDW. Fluctuations in the value of gold bullion will affect the value of the Shares of GLDM.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and to the Audit Committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting of the Trust or the Funds that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s or Funds’ internal control over financial reporting.

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2017, with regards to GLDW, and in Part I, “Risk Factors” in our prospectus dated June 25, 2018, filed with the SEC pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended (file number 333-221842), with regards to GLDM, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K, except for the following:

The Trust relies on the information and technology systems of the Administrator and Transfer Agent, the GLDW Custodian, the GLDM Custodian, the Marketing Agent and, to a lesser degree, the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions that could have a material adverse effect on our record keeping and operations.

The GLDW Custodian, the GLDM Custodian, the Administrator and Transfer Agent, the Marketing Agent and, to a lesser degree, the Sponsor, depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in loss or unintended disclosure of information or loss or theft of Trust assets, and could adversely affect the ability of the Trust’s service providers to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, these security measures may not be adequate to protect against all cybersecurity threats.

The risks described above and in our Annual Report on Form 10-K and our prospectus dated June 25, 2018 are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1	Seed Capital Investor Agreement (Executed).

10.1	Custody Agreement — Allocated Gold Account Agreement (Executed).

10.2	Custody Agreement — Unallocated Gold Account Agreement (Executed).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended to June 30, 2018.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WGC USA Asset Management Company, LLC
Sponsor of the World Gold Trust
(Registrant)

/s/ Joseph R. Cavatoni
Joseph R. Cavatoni
Principal Executive Officer

/s/ Laura S. Melman
Laura S. Melman
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 7, 2018

*	The registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the registrant.