Form 10-K
period 2018-09-30
World Gold Trust
filed 2018-11-27
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37996

WORLD GOLD TRUST

SPONSORED BY WGC USA ASSET MANAGEMENT COMPANY, LLC

(Exact name of registrant as specified in its charter)

Delaware	36-7650517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o WGC USA Asset Management Company, LLC

685 Third Avenue, 27th Floor

New York, New York 10017

(212) 317-3800

(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Name of each exchange on which registered
SPDR® Long Dollar Gold Shares SPDR® Gold MiniSharesSM	NYSE Arca, Inc. NYSE Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of SPDR® Long Dollar Gold Trust’s Shares held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2018 as reported by the NYSE Arca, Inc. on that date: $16,928,000.

Aggregate market value of SPDR® Gold MiniSharesSM Trust’s Shares held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2018 as reported by the NYSE Arca, Inc. on that date: $27,555,000.

As of November 23, 2018, SPDR® Long Dollar Gold Trust had 230,000 Shares outstanding, and SPDR® Gold MiniSharesSM Trust had 25,300,000 shares outstanding.

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

ALL REFERENCES TO LBMA GOLD PRICE AM AND LBMA GOLD PRICE PM ARE USED WITH THE PERMISSION OF ICE BENCHMARK ADMINISTRATION LIMITED AND HAVE BEEN PROVIDED FOR INFORMATIONAL PURPOSES ONLY. ICE BENCHMARK ADMINISTRATION LIMITED ACCEPTS NO LIABILITY OR RESPONSIBILITY FOR THE ACCURACY OF THE PRICES OR THE UNDERLYING PRODUCT TO WHICH THE PRICES MAY BE REFERENCED.

i

ii

PART I

Item 1. Business

STRUCTURE

The Trust

The World Gold Trust (the “Trust”) was formed as a Delaware statutory trust on August 27, 2014. The Trust consists of multiple series (each, a “Series”). Each Series issues common units of beneficial interest (each, a “Share”) that represent units of fractional undivided beneficial interest in and ownership of such Series. The term of the Trust and each Series is perpetual (unless terminated earlier in certain circumstances). The Trust was organized in separate series as a Delaware statutory trust rather than as separate statutory trusts to achieve certain administrative and other efficiencies. The Trust is sponsored by WGC USA Asset Management Company, LLC.

The Funds

The Trust has established six separate Series of which two are operational at September 30, 2018. All of the series of the Trust are collectively referred to as the “Funds” and individually each a “Series.” The accompanying financial statements relate to the Trust, SPDR® Long Dollar Gold Trust (“GLDW”) and SPDR® Gold MiniSharesSM Trust (“GLDM”). GLDW commenced operations on January 27, 2017, and GLDM commenced operations on June 26, 2018.

GLDW seeks to track the performance of the Solactive GLD® Long USD Gold Index (the “Index”), less the expenses of GLDW’s operations. GLDW issues Shares on a continuous basis. The Shares may be purchased from GLDW only in one or more blocks of 10,000 Shares (each block of 10,000 Shares, a “Creation Unit”). GLDW issues and redeems Shares from time to time in Creation Units to institutional investors referred to as “Authorized Participants.” Creation Units are offered continuously at the net asset value (“NAV”) for 10,000 Shares on the day that an order to create a Creation Unit is accepted by GLDW. Shares trade under the ticker symbol GLDW on NYSE Arca, Inc. (the “NYSE Arca”). Authorized Participants and other investors may buy and sell Shares in the secondary market. Authorized share capital is unlimited, and the par value of GLDW Shares is $0.00.

GLDM’s investment objective is for its Shares to reflect the performance of the price of gold bullion, less GLDM’s expenses. GLDM issues and redeems Shares from time to time in Creation Units to institutional investors referred to as “Authorized Participants.” Creation Units are offered continuously at NAV for 100,000 Shares on the day that an order to create a Creation Unit is accepted by GLDM. Shares trade under the ticker symbol GLDM on the NYSE Arca. Authorized Participants and other investors may buy and sell Shares in the secondary market. Authorized share capital is unlimited, and the par value of GLDM Shares is $0.00.

The principal offices of the Trust and Funds are at c/o WGC USA Asset Management Company, LLC, 685 Third Avenue, 27th Floor, New York, New York 10017.

The Sponsor

The Sponsor of the Trust and the Funds is WGC USA Asset Management Company, LLC (“WGC AM” or the “Sponsor”). The Sponsor is a Delaware limited liability company and was formed on August 1, 2014. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, WGC (US) Holdings, Inc. (“WGCUS”), the sole member of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor. WGC AM is wholly-owned by WGCUS, a Delaware Corporation.

The Sponsor is responsible for establishing the Funds and for the registration of each Series of the Shares. The Sponsor generally oversees the performance of the Funds’ principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor maintains a public website on behalf of the Funds, containing information about each of the Series and their respective Shares. The Internet address of the Sponsor’s website is http://www.spdrgoldshares.com. This Internet address is only provided here as a convenience to you, and the information contained on or connected to the Sponsor’s website is not considered part of this filing.

The Sponsor maintains an Internet website at www.spdrgoldshares.com, through which the Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge after they have been filed or furnished with the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

The Trustee

Delaware Trust Company, a Delaware trust company with trust powers, serves as the sole trustee of the Trust (the “Trustee”). The Trustee’s duties and liabilities with respect to the offering of the Shares and the management of the Trust and the Funds are limited to its express obligations under the Declaration of Trust.

The Administrator

The Administrator of the Funds is BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM”). The Administrator is generally responsible for the day-to-day administration and operation of the Funds, including the calculation of the Funds’ NAV and NAV per Share.

The Transfer Agent

BNYM serves also as the Funds’ Transfer Agent in connection with Creation and Redemption transactions of Shares and acts as the Funds’ distribution disbursing agent. The Transfer Agent receives and processes orders from Authorized Participants to create and redeem Shares and coordinates the processing of such orders with the Custodians and The Depository Trust Company (“DTC”).

The Custodian (Cash Only)

BNYM also serves as the custodian of the Funds’ cash, if any. BNYM is generally responsible for establishing and maintaining one or more cash accounts for the Funds. BNYM also maintains books and records segregating the assets of the Funds from the assets of any other Series of the Trust.

The Custodians

The Custodian on behalf of GLDW is HSBC Bank plc (“HSBC” or the “GLDW Custodian”). The Custodian on behalf of GLDM is ICBC Standard Bank Plc (“ICBC” or the “GLDM Custodian”). The Custodians are responsible for the safekeeping of the Gold Bullion held by their respective Series, which includes (i) the Gold Bullion bars delivered to the Series by Authorized Participants in connection with the creation of Creation Units, and (ii) in the case of GLDW, the Gold Bullion delivered to GLDW pursuant to the Gold Delivery Agreement. The Custodians also facilitate the transfer of Gold Bullion into and out of the Funds through Gold Bullion accounts maintained for Authorized Participants. The Custodians are both a market maker, clearer and approved weigher under the rules of the London Bullion Market Association (“LBMA”). In addition, the Custodians maintain insurance in support of their custodial obligations under their respective Allocated Bullion Account Agreements to help protect against the risk of loss for gold deposits. There can be no guarantee such insurance will be sufficient to cover all potential loss of gold deposits.

The Marketing Agent

The Marketing Agent is State Street Global Advisors Funds Distributors, LLC. The Sponsor has entered into the Marketing Agent Agreement with the Marketing Agent to assist the Sponsor in marketing the Funds’ Shares. The Marketing Agent is a registered broker-dealer with the SEC and is a member of FINRA.

The Funds Are Passive Investment Vehicles

GLDW is a passive investment vehicle and is designed to track the performance of the Index regardless of: (i) the price of gold or any Reference Currency; (ii) market conditions; and (iii) whether the Index is increasing or decreasing in value. The Funds’ holdings generally consist entirely of Gold Bullion. Substantially all of the Funds’ Gold Bullion holdings are delivered by Authorized Participants in exchange for Shares. GLDW does not hold any of the Reference Currencies. GLDW generally does not hold USDs (except from time to time in very limited amounts to pay expenses). GLDW’s Gold Bullion holdings are not managed and GLDW does not have any investment discretion. Because GLDW generally holds only Gold Bullion (and not USDs or the Reference Currencies), the actual economic impact of changes in the value of the Reference Currencies against the USD from day-to-day can be reflected in GLDW only by moving an amount of Gold Bullion ounces of equivalent value into or out of GLDW on a daily basis. Therefore, GLDW will seek to track the performance of the Index by entering into a daily transaction with the Gold Delivery Provider as described herein.

GLDM is also a passive investment vehicle designed for the Shares to reflect the performance of the price of Gold Bullion, less GLDM’s expenses. GLDM’s Gold Bullion holdings are not managed and GLDM does not have any investment discretion.

The Commodity Pool Operator (“CPO”)—GLDW

The Sponsor also serves as the CPO of GLDW and has been registered in such capacity with the U.S. Commodity Futures Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”) since August 19, 2015. The Sponsor has not previously operated any other pools or traded any other accounts. The CPO is generally responsible for, among other things, monitoring the Gold Delivery Provider’s calculation of Gold Bullion due to, or due from, GLDW under the Gold Delivery Agreement.

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

INVESTMENT OBJECTIVE—GLDW

Gold Bullion typically is priced and traded throughout the world in USDs. GLDW has been established as an alternative to traditional dollar-based gold investing. Although investors purchase shares of GLDW with USDs, GLDW is designed to provide investors with the economic effect of holding gold in terms of a specific basket of Reference Currencies rather than the USD. The Reference Currencies are the euro, Japanese yen, British pound sterling, Canadian dollar, Swedish krona and Swiss franc (each of which is measured against the USD). GLDW does not hold any non-U.S. currency or any financial instruments linked to a non-U.S. currency or index, other than GLDW’s rights and obligations under the Gold Delivery Agreement. Specifically, GLDW seeks to track the performance of the Solactive GLD® Long USD Gold Index, less the expenses of GLDW’s operations. The Index is designed to represent the daily performance of a long position in physical gold and a short position in the FX Basket comprised of each of the Reference Currencies (i.e., a long USD exposure versus the FX Basket). It is designed to measure daily Gold Bullion returns as though an investor had invested in gold in terms of the FX Basket comprised of the Reference Currencies reflected in the Index. Accordingly, both the Index and GLDW seek to provide Gold Bullion returns as though an investor had invested in gold in terms of the FX Basket comprised of the Reference Currencies.

GLDW’s NAV goes up or down each Business Day based primarily on two factors. The first is the change in the price of gold measured in USDs from the prior Business Day. This drives the value of GLDW’s Gold Bullion holdings measured in USDs up (as gold prices increase) or down (as gold prices fall). The second factor is the change in the value of the Reference Currencies comprising the FX Basket against the USD from the prior Business Day. This drives the value of GLDW’s Gold Bullion holdings measured in the Reference Currencies comprising the FX Basket up (when the value of the USD against the Reference Currencies comprising the FX Basket increases) or down (when the value of the USD against the Reference Currencies comprising the FX Basket declines). The value of gold and the Reference Currencies comprising the FX Basket are based on publicly available, transparent prices—for gold, the LBMA Gold Price AM, and for currencies, the World Markets Company plc foreign exchange benchmark rate (the “WMR Fix”).

GLDW Shares are listed and traded on NYSE Arca and provide institutional and retail investors with indirect access to the Gold Bullion market referenced in terms of the FX Basket comprised of the Reference Currencies. The Shares may be bought and sold on NYSE Arca and other securities exchanges like other exchange-listed securities. Retail investors may purchase and sell Shares through traditional brokerage accounts or other investment accounts. Through a single transaction, the Shares permit investors to achieve exposure to gold bullion and the specified Reference Currencies reflected in the Index. Unlike a dollar-denominated direct investment in gold or a dollar-denominated investment in a gold exchange-traded fund that does not provide exposure to a non-U.S. currency, an investor in GLDW is not required to engage in foreign exchange transactions to get exposure to gold in terms of the FX Basket comprised of the Reference Currencies. Instead, an investor can gain such exposure through a single transaction, thereby avoiding the difficulty of engaging in such foreign exchange transactions.

Unlike a product that derives its exposure by entering into unsecured or partially secured derivative transactions for substantial periods of time, GLDW is exposed to gold in Reference Currency terms through the Gold Delivery Agreement. Under normal circumstances Gold Bullion typically is delivered to GLDW by the Gold Delivery Provider on a T+2 basis, the standard settlement cycle for gold, and therefore GLDW’s counterparty risk pursuant to the Gold Delivery Agreement generally is limited to two days of changes in the price of the Reference Currencies comprising the FX Basket against the U.S. Dollar. Historically, changes in the price of the Reference Currencies have accounted for only a small portion of Index returns, typically less than one percentage point on any day (though this may vary depending on market conditions). Consequently, under normal circumstances the Sponsor expects that the failure by the Gold Delivery Provider to settle its obligations on a T+2 basis generally would have no more than a one or two percent impact on the price of GLDW Shares on any given day. However, under unusual circumstances, such as during periods of significant economic stress or volatility, fluctuations in the prices of one or more Reference Currencies could have a more significant impact on the price of

GLDW and counterparty risk would therefore be potentially more significant. Gold has historically been seen as a potential portfolio diversifier in times of market stress. GLDW Shares may help to diversify an investor’s portfolio because historically the Index has exhibited low to negative correlation with both equities and conventional bonds. However, such results are hypothetical based on back-testing of the Index and are not indicative of future results.

The Sponsor’s management believes the pricing of the GLDW Shares is transparent because Share prices are published by the NYSE Arca and on the Sponsor’s website at www.spdrgoldshares.com and, unlike other products that seek to provide investors with the performance of gold in terms of foreign currencies by engaging in active management to get foreign currency exposure, GLDW seeks to track a passive index. The Index values and other key information about the Index are publicly available.

A holder of GLDW Shares will not be liable for obligations of this Commodity Pool in excess of the amount of his or her investment in GLDW Shares.

INVESTMENT OBJECTIVE—GLDM

The investment objective of GLDM is for GLDM Shares to reflect the performance of the price of Gold Bullion, less GLDM’s expenses. GLDM Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the gold bullion market. The Shares may be bought and sold on the NYSE Arca like any other exchange-listed securities. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of GLDM’s ongoing expenses will be lower than the costs associated with buying and selling Gold Bullion and storing and insuring Gold Bullion in a traditional allocated Gold Bullion account.

GLDM’s NAV is the aggregate value of GLDM’s assets less its liabilities (which include estimated accrued but unpaid fees and expenses). The NAV of GLDM is calculated based on the price of gold per ounce times the number of ounces of gold owned by GLDM. For purposes of calculating NAV, the number of ounces of gold owned by GLDM reflects the amount of gold delivered into (or out of) GLDM on a daily basis by Authorized Participants creating and redeeming GLDM Shares. Except as otherwise described herein, in determining the NAV of GLDM, the Administrator generally will value the Gold Bullion held by GLDM on the basis of the LBMA Gold Price PM. If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 p.m. New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) will be used to determine the NAV of GLDM, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation of the Gold Bullion held by GLDM.

Sales of Gold

The Administrator sells the Funds’ gold as necessary to pay each respective Series’ expenses. As a result, the amount of gold sold will vary from time to time depending on the level of the respective Series’ expenses and the market price of gold. Unless otherwise directed by the Sponsor, the Administrator sells gold to the respective Custodian at the next LBMA Gold Price AM for GLDW, and LBMA Gold Price PM for GLDM, following the sale order. Neither the Administrator nor the Sponsor is liable for depreciation or loss incurred by reason of any sale. Any cash held by the Administrator on behalf of the Funds does not bear any interest.

The Administrator may also sell either Series’ gold if the Sponsor notifies the Administrator that the sale of gold is required by applicable law or regulation or in connection with the termination and liquidation of the Funds. The Administrator will not be liable or responsible in any way for depreciation or loss incurred by reason of any sale of gold directed by the Sponsor. Any property received by the Funds other than gold, cash or an amount receivable in cash (such as, for example, an insurance claim) will be promptly sold or otherwise disposed of by the Administrator.

Gold Price Information

Investors may obtain gold pricing information on a 24-hour basis based on the spot price for an ounce of gold from various financial information service providers. Current spot prices are also generally available with bid/ask spreads from gold bullion dealers. In addition, the Sponsor’s website provides ongoing pricing information for gold spot prices and the Shares. Market prices for the Shares are available from a variety of sources including brokerage firms, information websites and other information service providers. The NAV of both Funds is published by the Sponsor on each day that the NYSE Arca is open for regular trading and is posted on the Sponsor’s website at www.spdrgoldshares.com.

THE GOLD INDUSTRY

Gold Supply and Demand

Gold is a physical asset that is accumulated rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. Gold Focus 2018 estimates that existing above-ground stocks of gold totalled approximately 187,000 tonnes (approximately 6 billion ounces) at the end of 2017.(1)

World Gold Supply and Demand (2013—2017)

The following table is a summary of the world gold supply and demand for the most recently-available five-year period. It is based on information reported in Gold Focus 2018.

World Gold Supply and Demand, 2013-2017

Global Gold Summary/Demand Summary(2)

Tonnes	2013	2014	2015	2016	2017
SUPPLY
Mine Production	3,075	3,150	3,216	3,275	3,292
Old Scrap	1,255	1,194	1,129	1,291	1,167
Net Hedging Supply	–	105	13	33	–
Total Supply	4,330	4,448	4,358	4,599	4,458
DEMAND
Jewellery Fabrication	2,749	2,526	2,460	1,999	2,143
Industrial Demand	350	349	332	323	333
Net Physical Investment	1,717	1,058	1,072	1,063	1,035
Net Hedging Demand	25	–	–	–	26
Net Central Bank Buying	646	584	577	390	374
Total Demand	5,487	4,517	4,440	3,775	3,911
Market Balance	(1,157)	(68)	(83)	824	548
Net Investment in ETPs	(912)	(184)	(125)	547	203
Market Balance less ETPs	(245)	116	42	277	345
Gold Price (US$/oz, London)	1,411	1,266	1,160	1,251	1,257

Source: Gold Focus 2018

(1)

Gold Focus 2018 is published by Metals Focus, Ltd. which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this annual report, “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

(2)	Totals may vary due to rounding.

Sources of Gold Supply

Based on data from Gold Focus 2018, gold supply averaged 4,439 tonnes (t) per year between 2013 and 2017. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,202t per year from 2013 through 2017. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,207t annually between 2013 through 2017.

Sources of Gold Demand

Based on data from Gold Focus 2018, gold demand averaged 4,426t per year between 2013 and 2017. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 54% of the identifiable demand from 2013 through 2017 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 27%.

Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.

Between 2013 and 2017, according to Gold Focus 2018, central bank purchases averaged 514t. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

Operation of the Gold Bullion Market

The global trade in gold consists of over-the-counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-the-Counter Market

The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. The three products relevant to London Bullion Market Association(“LBMA”), market making are Spot (S), Forwards (F) and Options (O). Thirteen LBMA Market Makers provide the service in one, two or all three products. Of the thirteen LBMA Market Makers, six are Full Market Makers and seven are Market Makers. The six Full Market Makers quoting prices in all three products are: Citibank N.A., Goldman Sachs International, HSBC, JP Morgan Chase Bank, Morgan Stanley and Co. International Plc and UBS AG. The seven LBMA Market Makers who provide two-way pricing in either one or two products are: ICBC Standard Bank (S), Merrill Lynch International Plc (S, O), Societe Generale (S), Standard Chartered Bank (S, O), Bank of Nova Scotia -ScotiaMocatta (S, F), Toronto-Dominion Bank (F) and BNP Paribas SA (F).

The OTC market provides a relatively flexible market in term of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet their clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, New York and Zurich. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these centers. Centers such as Dubai and several cities in East Asia also transact substantial OTC market business. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA.

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

The London Bullion Market

Although the market for physical gold is global, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “London Good Delivery Lists,” which are the lists of LBMA accredited melters and assayers of gold. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

The term “loco London” refers to gold bars physically held in London that meet the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of an LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Gold bars meeting these requirements are known as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams = 32.1507465 troy ounces and 1 troy ounce = 31.1034768 grams. A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400-ounce bars, a London Good Delivery Bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar.

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

The Financial Conduct Authority (the “FCA”) in the U.K. regulates the LBMA Gold Price.

Futures Exchanges

The most significant gold futures exchange is the COMEX, part of the CME Group. It began to offer trading in gold futures contracts in 1974, and for most of the period since that date, it has been the largest exchange in the world for trading precious metals futures and options. The Tokyo Commodity Exchange (the “TOCOM”) is another significant futures exchange and has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. Both the COMEX and the TOCOM operate through a central clearance system, and in each case, the exchange acts as a counterparty for each member for clearing purposes.

Over recent years China has become an important source of gold demand, and its futures markets have grown. Gold futures contracts are traded on the Shanghai Gold Exchange and the Shanghai Futures Exchange.

Market Regulation

The global gold markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants.

BUSINESS OF THE FUNDS

Because GLDW generally holds only Gold Bullion (and not USDs or the Reference Currencies comprising the FX Basket), the actual economic impact of changes to the value of the Reference Currencies comprising the FX Basket against the USD from day-to-day can be reflected in GLDW only by moving an amount of Gold Bullion ounces of equivalent value into or out of GLDW. Therefore, GLDW seeks to track the performance of the Index by entering into a transaction each Business Day with the Gold Delivery Provider pursuant to which Gold Bullion is moved into or out of GLDW. The terms of this transaction are set forth in the Gold Delivery Agreement. GLDW has not and does not intend to enter into any other Gold Bullion transactions other than with the Gold Delivery Provider as described in the Gold Delivery Agreement (except that Authorized Participants will deliver or receive Gold Bullion from GLDW in connection with the purchase or redemption of Creation Units and GLDW will sell Gold Bullion to cover GLDW expenses). GLDW does not hold any non-U.S. currency or any financial instruments linked to a non-U.S. currency or index, other than GLDW’s rights and obligations under the Gold Delivery Agreement.

Gold Bullion held by GLDW will only be sold (1) on an as-needed basis to pay GLDW’s expenses; (2) in the event GLDW terminates and liquidates its assets; or (3) as otherwise required by law or regulation. The sale of Gold Bullion by GLDW, and the transfer of Gold Bullion out of GLDW pursuant to the Gold Delivery Agreement, is a taxable event to shareholders.

GLDM holds only Gold Bullion. As such, the Gold Bullion held by GLDM will only be sold (1) on an as-needed basis to pay GLDM’s expenses, (2) in the event GLDM terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The sale of Gold Bullion by GLDM is a taxable event to shareholders.

THE GOLD DELIVERY AGREEMENT—GLDW

Merrill Lynch International is the Gold Delivery Provider to GLDW. Pursuant to the terms of the Gold Delivery Agreement between GLDW and the Gold Delivery Provider, GLDW enters into a transaction to deliver Gold Bullion to, or receive Gold Bullion from, the Gold Delivery Provider on each Business Day. The amount of Gold Bullion transferred essentially is equivalent to GLDW’s profit or loss as if GLDW had exchanged the Reference Currencies comprising the FX Basket, in the proportion in which they are reflected in the Index, for USDs in an amount equal to GLDW’s holdings of Gold Bullion on such day. In general, if there is a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increases), GLDW will receive Gold Bullion. In general, if there is a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreases), GLDW will deliver Gold Bullion. In this manner, the amount of Gold Bullion held by GLDW is adjusted to reflect the daily change in the value of the Reference Currencies comprising the

FX Basket against the USD. The Gold Delivery Agreement requires Gold Bullion ounces equal to the value of the Gold Delivery Amount to be delivered to the custody account of GLDW or Gold Delivery Provider, as applicable. The fee that GLDW pays the Gold Delivery Provider for its services under the Gold Delivery Agreement is accrued daily and reflected in the calculation of the Gold Delivery Amount.

Subject to the terms of the Gold Delivery Agreement, the Gold Delivery Provider will (i) calculate the Gold Delivery Amount on each Business Day and (ii) deliver Gold Bullion ounces equal to the USD value of the Gold Delivery Amount into or out of GLDW generally within two Business Days, provided that such days are also days on which the delivery of Gold Bullion can be settled. The Gold Delivery Amount is the amount of Gold Bullion ounces to be delivered into or out of GLDW to reflect price movements in the Reference Currencies comprising the FX Basket against the USD on each Business Day (assuming no “Market Disruption Event” or “Extraordinary Event” has occurred or is continuing as described in more detail below).

GLDW has not and does not intend to enter into Gold Bullion transactions other than with the Gold Delivery Provider and except as described in the Gold Delivery Agreement (except that Authorized Participants will deliver or receive Gold Bullion from GLDW in connection with the purchase or redemption of Creation Units and GLDW will sell Gold Bullion to cover Fund expenses). Merrill Lynch International, in its role as Gold Delivery Provider acts as the counterparty of GLDW with respect to the Gold Delivery Agreement. See “Risk Factors—Risks Related to the Index—GLDW—There are conflicts of interest among the GLDW Custodian, the Gold Delivery Provider, the Index Provider, and their affiliates and GLDW.”

CALCULATION OF THE GOLD DELIVERY AMOUNT – GLDW

On each business day (assuming no “Market Disruption Event” or “Extraordinary Event” has occurred or is continuing as described in more detail below), the Gold Delivery Provider will determine in good faith and with reasonable due diligence (1) the total number of outstanding and to be issued Shares on such day less any Shares for which a redemption order is received by the Administrator prior to such day, (2) the daily change in the Index level with respect to GLDW’s NAV and the Gold Delivery Provider’s annual fee of 0.17% of GLDW’s NAV, and (3) the Gold Delivery Amount based upon the values calculated in (1) and (2) and pursuant to formulas contained in the Gold Delivery Agreement. The Gold Delivery Provider generally will make these calculations outside of U.S. market hours (by 6:30 a.m. New York time).

If the Gold Delivery Amount is a positive number (meaning that GLDW has experienced a currency gain on the notional short position in the FX Basket comprised of Reference Currencies), the Gold Delivery Provider will transfer to GLDW’s custody account an amount of Gold Bullion (in ounces) equal to the Gold Delivery Amount. If the Gold Delivery Amount is a negative number (meaning that GLDW has experienced a currency loss on the notional short position in the FX Basket comprised of Reference Currencies), GLDW will transfer to the Gold Delivery Provider’s custody account an amount of Gold Bullion (in ounces) equal to the Gold Delivery Amount. The fee that GLDW pays the Gold Delivery Provider for its services under the Gold Delivery Agreement is accrued daily and reflected in the calculation of the Gold Delivery Amount.

The Gold Delivery Agreement may be terminated by either party after an initial term of two and a half years (the “Initial Term”). On September 11, 2018, the Trust and the Gold Delivery Provider entered into an amendment to the Gold Delivery Agreement that extended the term of the Gold Delivery Agreement until June 2022. The Gold Delivery Agreement requires that, at least six months prior to the end of the initial term, the parties attempt in good faith to agree to the terms and conditions of a new Gold Delivery Agreement or other agreement between the parties for the provision of services relating to GLDW.

The Index

The Index is a rules-based index published by Solactive AG (the “Index Provider”), which seeks to track the daily performance of a long position in physical gold (as represented by the Gold Price) and a short position in a basket (the “FX Basket”) of non-U.S. currencies (i.e., a long U.S. Dollar exposure versus the FX Basket). Those non-U.S. currencies consist of euro, Japanese yen, British pound sterling, Canadian dollar, Swedish krona and Swiss franc (each, a “Reference Currency”), which are weighted according to the Index. The Index reflects the price of Gold in U.S. dollars (“USD”) adjusted by the price of each Reference Currency comprising the FX Basket against the U.S. dollar. The Index is designed to measure daily Gold Bullion returns as though an investor had invested in Gold Bullion in terms of the FX Basket comprised of the Reference Currencies reflected in the Index. In general, the Index is intended to increase in value when the price of gold (as measured by the Gold Price) increases and/or when the value of the USD increases against the value of the FX Basket comprised of the Reference Currencies. In general, the Index is intended to decrease in value when the price of gold (as measured by the Gold Price) decreases and/or when the value of the USD declines against the value of the FX Basket comprised of Reference Currencies. In certain cases, the appreciation of the Gold Price or the depreciation of one or more of the Reference Currencies comprising the FX Basket may be offset by the appreciation of one or more of the Reference Currencies comprising the FX Basket or the depreciation of the Gold Price, as applicable. The net impact of these changes determines the value of GLDW on a daily basis.

The Index Provider maintains and calculates the Index, and has licensed to the Sponsor an exclusive right to use the Index and associated marks in connection with GLDW and in accordance with the terms of the Index License Agreement. See “Risk Factors—Risks Related to the Service Providers—There are conflicts of interest among the GLDW Custodian, the Gold Delivery Provider, the Index Provider, and their affiliates and GLDW.”

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

The performance of GLDW is expected to deviate slightly from the performance of the Index due to “tracking error.” This “tracking error” results primarily from the fees paid by GLDW to the Sponsor and to the Gold Delivery Provider.

MARKET DISRUPTION EVENTS AND EXTRAORDINARY EVENTS—GLDW

From time to time, unexpected events may cause the calculation of the Index and/or the operation of the Funds to be disrupted. These events are expected to be relatively rare, but there can be no guarantee that these events will not occur. These events are referred to as either “Market Disruption Events” or “Extraordinary Events” depending largely on their significance and potential impact to the Index and GLDW. Market Disruption Events generally include disruptions in the trading of gold or the Reference Currencies comprising the FX Basket, delays or disruptions in the publication of the LBMA Gold Price or the Reference Currency prices, and unusual market or other events that are tied to either the trading of gold or the Reference Currencies comprising the FX Basket or otherwise have a significant impact on the trading of gold or the Reference Currencies comprising the FX Basket. For example, market conditions or other events that result in a material limitation in, or a suspension of, the trading of physical gold generally would be considered Market Disruption Events, as would material disruptions or delays in the determination or publication of the LBMA Gold Price AM. Similarly, market conditions that prevent, restrict, or delay the Gold Delivery Provider’s ability to convert a Reference Currency to USDs or deliver a Reference Currency through customary channels generally would be considered a Market Disruption Event, as would material disruptions or delays in the determination or publication of WMR spot prices for any Reference Currency comprising the FX Basket. The complete definition of a Market Disruption Event is set forth below.

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

A “Gold Disruption Event” occurs if any of the following exist on any Index Business Day with respect to gold:

(i)

(a) the failure of the LBMA to announce or publish the LBMA Gold Price (or the information necessary for determining the price of gold) on that Index Business Day, or (b) the temporary or permanent discontinuance or unavailability of the LBMA or the LBMA Gold Price;

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

If the LBMA Gold Price AM is unavailable during the occurrence of a Market Disruption Event or Extraordinary Event, GLDW will calculate NAV using the last published LBMA Gold Price AM. If GLDW is unable to calculate its NAV, it could affect the liquidity of GLDW, which could negatively affect an investor’s ability to buy or sell Shares of GLDW. Moreover, if GLDW suspends the right of Authorized Participants to redeem shares because of its inability to calculate NAV or otherwise, the NYSE Arca may suspend trading in the Shares.

The occurrence of any Market Disruption Event or Extraordinary Event could have a material adverse impact on GLDW and the value of GLDW’s Shares. Market Disruption Events and Extraordinary Events could also cause secondary market trading of Shares to be disrupted or halted for short or even long periods of time. To the extent trading continues during a Market Disruption Event or Extraordinary Event, it is expected that trading would be more volatile and that Shares would trade at wider discounts or premiums to NAV.

CREATION AND REDEMPTION OF SHARES

GLDW

GLDW creates and redeems GLDW Shares from time to time, but only in one or more Creation Units (a Creation Unit equals a block of 10,000 Shares). The creation and redemption of Creation Units is only made in exchange for the delivery to GLDW or the distribution by GLDW of the amount of Gold Bullion represented by the Creation Units being created or redeemed. The amount of Gold Bullion required to be delivered to GLDW in connection with any creation, or paid out upon redemption, is based on the combined NAV of the number of Shares included in the Creation Units being created or redeemed as determined on the day the order to create or redeem Creation Units is properly received and accepted (as adjusted for any Market Disruption Event or Extraordinary Event).

Authorized Participants are the only persons that may place orders to create and redeem Creation Units. To become an Authorized Participant, a person must enter into a Participant Agreement with the Administrator. The Participant Agreement and the related procedures attached thereto may be amended by the Administrator and the Sponsor without the consent of any shareholder or Authorized Participant. Authorized Participants who make deposits with GLDW in exchange for Creation Units receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or GLDW, and no such person has any obligation or responsibility to the Sponsor or GLDW to effect any sale or resale of Shares.

On any business day, an Authorized Participant may place an order with the Administrator to create one or more Creation Units. Purchase orders must be placed by 5:30 p.m. New York time. The day on which the Administrator receives a valid purchase order is the purchase order date. By placing a purchase order, an Authorized Participant agrees to deposit Gold Bullion with GLDW. Prior to the delivery of Creation Units for a purchase order, the Authorized Participant must also have wired to the Administrator the non-refundable transaction fee due for the purchase order.

Prior to initiating any creation or redemption order, an Authorized Participant must have entered into an agreement with the GLDW Custodian to establish an Authorized Participant Unallocated Account in London. Authorized Participant Unallocated Accounts may only be used for transactions with GLDW. An unallocated account is an account with a bullion dealer, which may also be a bank, to which a fine weight amount of Gold Bullion is credited. Transfers to or from an unallocated account are made by crediting or debiting the number of ounces of Gold Bullion being deposited or withdrawn. The account holder is entitled to direct the bullion dealer to deliver an amount of physical Gold Bullion equal to the amount of Gold Bullion standing to the credit of the unallocated account holder. Gold Bullion held in an unallocated account is not segregated from the GLDW Custodian’s assets. The account holder therefore has no ownership interest in any specific bars of Gold Bullion that the bullion dealer holds or owns. The account holder is an unsecured creditor of the bullion dealer, and credits to an unallocated account are at risk of the bullion dealer’s insolvency, in which event it may not be possible for a liquidator to identify any Gold Bullion held in an unallocated account as belonging to the account holder rather than to the bullion dealer.

Certain Authorized Participants are able to participate directly in the Gold Bullion market and the gold futures market. In some cases, an Authorized Participant may from time to time acquire gold from or sell gold to its affiliated gold trading desk, which may profit in these instances. The Sponsor believes that the size and operation of the Gold Bullion market make it unlikely that an Authorized Participant’s direct activities in the gold or securities markets will affect the price of gold or the price of the GLDW Shares. Authorized Participants must be DTC Participants and must be registered as broker-dealers under the Exchange Act, and regulated by FINRA, or must be exempt from being or otherwise must not be required to be so regulated or registered, and must be qualified to act as brokers or dealers in the states or other jurisdictions where the nature of their business so requires. Each Authorized Participant will have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

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

All Gold Bullion must be delivered by Authorized Participants to GLDW and distributed by GLDW in unallocated form through credits and debits between Authorized Participants’ Unallocated Accounts and GLDW Unallocated Account.

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

GLDM

GLDM creates and redeems GLDM Shares from time to time, but only in one or more Creation Units (a Creation Unit equals a block of 100,000 Shares). The creation and redemption of Creation Units is only made in exchange for the delivery to GLDM or the distribution by GLDM of the amount of Gold Bullion represented by the Creation Units being created or redeemed. The amount of Gold Bullion required to be delivered to GLDM in connection with any creation, or paid out upon redemption, is based on the combined NAV of the number of Shares included in the Creation Units being created or redeemed as determined on the day the order to create or redeem Creation Units is properly received and accepted. The standard settlement cycle for most broker-dealer securities transactions is two business days, T+2 (the trade date plus two business days).

Authorized Participants are the only persons that may place orders to create and redeem Creation Units. To become an Authorized Participant, a person must enter into a Participant Agreement with the Administrator. The Participant Agreement and the related procedures attached thereto may be amended by the Administrator and the Sponsor without the consent of any shareholder or Authorized Participant. Authorized Participants who make deposits with GLDM in exchange for Creation Units receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or GLDM, and no such person has any obligation or responsibility to the Sponsor or GLDM to effect any sale or resale of Shares.

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Creation Units. An order for one or more Creation Units may be placed by an Authorized Participant on behalf of multiple clients. Persons interested in purchasing Creation Units should contact the Sponsor or the Administrator to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants’ will only be able to redeem their Shares through an Authorized Participant.

All Gold Bullion must be delivered by Authorized Participants to GLDM and distributed by GLDM in unallocated form through credits and debits between Authorized Participants’ Unallocated Accounts and the GLDM Unallocated Account.

All Gold Bullion must be of at least a minimum fineness (or purity) of 995 parts per 1,000 (99.5%) and otherwise conform to the rules, regulations, practices and customs of the LBMA, including the specifications for a London Good Delivery Bar.

Delivery of Required Deposits—GLDW

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required Gold Bullion deposit amount by the end of the second business day in London following the purchase order date. Upon receipt of the Gold Bullion deposit amount, the GLDW Custodian, after receiving appropriate instructions from the Authorized Participant and the Administrator, will transfer on the second business day following the purchase order date the Gold Bullion deposit amount from the Authorized Participant Unallocated Account to GLDW Unallocated Account, and the Administrator will direct DTC to credit the number of Creation Units ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of Gold Bullion until such Gold Bullion has been received by GLDW will be borne solely by the Authorized Participant. If Gold Bullion is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts as the Sponsor determines to be desirable.

Acting on standing instructions given by the Administrator, the GLDW Custodian will transfer the Gold Bullion deposit amount from GLDW Unallocated Account to GLDW Allocated Account by allocating to GLDW Allocated Account specific bars of Gold Bullion which the Custodian holds or instructing a subcustodian to allocate specific bars of Gold Bullion held by or for the subcustodian. The Gold Bullion bars in an allocated Gold Bullion account are specific to that account and are identified by a list which shows, for each Gold Bullion bar, the refiner, assay or fineness, serial number and gross and fine weight. Gold Bullion held in GLDW’s allocated account is the property of GLDW and is not traded, leased or loaned under any circumstances.

The GLDW Custodian will use commercially reasonable efforts to complete the transfer of Gold Bullion to the GLDW Allocated Account prior to the time by which the Administrator is to credit the Creation Unit to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Creation Units ordered will be delivered against receipt of the Gold Bullion deposit amount in the GLDW Unallocated Account, and all shareholders will be exposed to the risks of unallocated Gold Bullion to the extent of that Gold Bullion deposit amount until the GLDW Custodian completes the allocation process. See “Risk Factors—Risks Related to the Custodians—Gold bullion held in a Series’ unallocated gold bullion account and any Authorized Participant’s unallocated gold bullion account is not segregated from the Custodian’s assets.”

Delivery of Required Deposits—GLDM

An Authorized Participant who places a purchase order is responsible for transferring the required Gold Bullion deposit amount to the GLDM Unallocated Account on the second business day in London following the purchase order date. Upon receipt of the Gold Bullion deposit amount, the Administrator will direct DTC to credit the number of Creation Units ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of Gold Bullion until such Gold Bullion has been received by GLDM will be borne solely by the Authorized Participant. If Gold Bullion is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts as the Sponsor determines to be desirable.

Acting on standing instructions given by the Administrator, the GLDM Custodian will transfer the Gold Bullion deposit amount from the GLDM Unallocated Account to the GLDM Allocated Account by allocating to the GLDM Allocated Account specific bars of Gold Bullion which the GLDM Custodian holds or instructing a subcustodian to allocate specific bars of Gold Bullion held by or for the subcustodian. The Gold Bullion bars in an allocated Gold Bullion account are specific to that account and are identified by a list which shows, for each Gold Bullion bar, the refiner, assay or fineness, serial number and gross and fine weight. Gold Bullion held in GLDM’s allocated account is the property of GLDM and is not traded, leased or loaned under any circumstances.

The GLDM Custodian will use commercially reasonable efforts to complete the transfer of Gold Bullion to the GLDM Allocated Account prior to the time by which the Administrator is to credit the Creation Unit to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Creation Units ordered will be delivered against receipt of the Gold Bullion deposit amount in the GLDM Unallocated Account, and all shareholders will be exposed to the risks of unallocated Gold Bullion to the extent of that Gold Bullion deposit amount until the GLDM Custodian completes the allocation process. See “Risk Factors—Risks Related to the Custodians —Gold bullion held in a Series’ unallocated gold bullion account and any Authorized Participant’s unallocated gold bullion account is not segregated from the Custodian’s assets.”

Rejection of Purchase Orders

GLDW has the right, but not the obligation, to reject a purchase order if (i) the order is not in proper form as described in the Participant Agreement, (ii) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (iii) if GLDW determines that acceptance of the order from an Authorized Participant would expose GLDW to credit risk, or (iv) circumstances outside the control of the Administrator, the Sponsor or the GLDW Custodian make the purchase, for all practical purposes, not feasible to process.

GLDM also has the right, but not the obligation, to reject a purchase order if (i) the order is not in proper form as described in the Participant Agreement, (ii) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (iii) if GLDM determines that acceptance of the order from an Authorized Participant would expose GLDM to credit risk, or (iv) circumstances outside the control of the Administrator, the Sponsor or the GLDM Custodian make the purchase, for all practical purposes, not feasible to process.

Redemption Procedures

As it pertains to GLDW, the procedures by which an Authorized Participant can redeem one or more Creation Units mirror the procedures for the creation of Creation Units. On any business day, an Authorized Participant may place an order with the Administrator to redeem one or more Creation Units. Redemption orders must be placed by 5:30 p.m. New York time. A redemption order so received is effective on the date it is received in satisfactory form by the Administrator. The day on which the Administrator receives a valid redemption order is the redemption order date.

As it pertains to GLDM, the procedures by which an Authorized Participant can redeem one or more Creation Units mirror the procedures for the creation of Creation Units. On any business day, an Authorized Participant may place an order with the Administrator to redeem one or more Creation Units. Redemption orders must be placed with the Administrator no later than 3:59:59 p.m. New York time. A redemption order so received is effective on the date it is received in satisfactory form by the Administrator. The day on which the Administrator receives a valid redemption order is the redemption order date.

Trading of Funds Shares

GLDW Shares and GLDM Shares are listed on NYSE Arca under the ticker symbols GLDW and GLDM, respectively. Shares may be bought and sold in the secondary market throughout the trading day like other publicly traded securities. While Shares are issued in Creation Units at NAV, Shares traded in the secondary market may trade at prices that are lower or higher than their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share is a function of supply and demand, among other things, and may be influenced by non-concurrent trading hours between NYSE Arca and the COMEX, London, Zurich and Singapore. While Shares trade on NYSE Arca until 4:00 p.m. New York time, liquidity in the global gold market is reduced after the close of the COMEX at 1:30 p.m. New York time. As a result, after 1:30 p.m. New York time, trading spreads, and the resulting premium or discount, on Shares may widen.

Most retail investors purchase and sell Shares through traditional brokerage or other intermediary accounts. Purchases or sales of Shares in the secondary market, which will not involve the Funds, may be subject to customary brokerage commissions.

Determination of Redemption Distribution

The redemption distribution from GLDW consists of a credit to the redeeming Authorized Participant’s Unallocated Account in the amount of the Creation Unit Gold Delivery Amount. The Creation Unit Gold Delivery Amount for redemptions is the number of ounces of Gold Bullion held by GLDW to be paid out upon redemption of a Creation Unit. There will be no cash distributions made to Authorized Participants upon redemption. In addition, because the Gold Bullion to be paid out in connection with the redemption order will decrease the amount of Gold Bullion subject to the Gold Delivery Agreement, the Creation Unit Gold Delivery Amount reflects the cost to the Gold Delivery Provider of resizing (i.e., decreasing) its positions so that it can fulfill its obligations under the Gold Delivery Agreement.

The redemption distribution from GLDM consists of a credit to the redeeming Authorized Participant’s Unallocated Account in the amount of the Creation Unit Gold Delivery Amount. The Creation Unit Gold Delivery Amount for redemptions is the number of ounces of Gold Bullion held by GLDM to be paid out upon redemption of a Creation Unit. There will be no cash distributions made to Authorized Participants upon redemption.

Delivery of Redemption Distribution

The redemption distribution due from GLDW is delivered to the Authorized Participant on the second business day following the redemption order date if, by 10:00 a.m. New York time on such second business day, the Administrator’s DTC account has been credited with the Creation Units to be redeemed. The GLDW Custodian transfers the redemption Gold Bullion amount from GLDW Allocated Account to GLDW Unallocated Account and, thereafter, to the redeeming Authorized Participant’s Authorized Participant Unallocated Account. The Authorized Participant and GLDW are each at risk in respect of gold bullion credited to their respective unallocated accounts in the event of the GLDW Custodian’s insolvency. See “Risk Factors—Risks Related to the Custodians—Gold bullion held in a Series’ unallocated gold bullion account and any Authorized Participant’s unallocated gold bullion account is not segregated from the Custodian’s assets.”

The redemption distribution due from GLDM is delivered to the Authorized Participant on the second business day following the redemption order date if, by 10:00 a.m. New York time on such second business day, the Administrator’s DTC account has been credited with the Creation Units to be redeemed. The GLDM Custodian transfers the redemption Gold Bullion amount from the GLDM Allocated Account to the GLDM Unallocated Account and, thereafter, to the redeeming Authorized Participant’s unallocated account. The Authorized Participant and GLDM are each at risk in respect of Gold Bullion credited to their respective unallocated accounts in the event of the GLDM Custodian’s insolvency. See “Risk Factors—Risks Related to the Custodians—Gold bullion held in a Series’ unallocated gold bullion account and any Authorized Participant’s unallocated gold bullion account is not segregated from the Custodian’s assets.”

Suspension or Rejection of Redemption Orders

Each of GLDW and GLDM may, in its discretion, and will when directed by the Sponsor, suspend the right of redemption, or postpone the redemption settlement date: (1) for any period during which NYSE Arca is closed other than customary weekend or holiday closings, or trading on NYSE Arca is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Gold Bullion is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders.

Each of GLDW and GLDM has the right, but not the obligation, to reject a redemption order if (i) the order is not in proper form as described in the Participant Agreement, (ii) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (iii) if the Series determines that acceptance of the order from an Authorized Participant would expose the Series to credit risk, or (iv) circumstances outside the control of the Administrator, the Sponsor or the Custodian make the redemption, for all practical purposes, not feasible to process.

The Sponsor will not be liable to any person or liable in any way for any loss or damages that may result from any such suspension, postponement or rejection.

Creation and Redemption Transaction Fee

An Authorized Participant is required to pay a transaction fee of $500 per order to create or redeem Creation Units of either GLDW or GLDM. An order may include multiple Creation Units. The transaction fee may be changed from time to time at the sole discretion of the Sponsor and upon written notice to the Authorized Participant, which notice may be provided by disclosure in GLDW’s or GLDM’s prospectus, respectively.

In addition, the Sponsor may waive the transaction fee on the creation or redemption of Creation Units for one or more Authorized Participants from time to time in its sole discretion. For example, the Sponsor currently intends to waive the transaction fee for all Authorized Participants on both creations and redemptions of Creation Units for a period of up to one year from GLDM’s commencement of operations. The Sponsor will notify Authorized Participants of any change in this plan.

LIABILITY

No shareholder of either GLDW or GLDM shall be subject in such capacity to any personal liability whatsoever to any person in connection with the Funds’ property or the acts, obligations or affairs of the Funds. Shareholders shall have the same limitation of personal liability as is extended to stockholders of a private corporation for profit incorporated under the Delaware General Corporation Law.

CUSTODY OF GLDW’S GOLD

Custody of the gold bullion deposited with and held by GLDW is provided by the GLDW Custodian at its London, England vaults. The GLDW Custodian will hold all of the GLDW gold in its own vault premises except when the gold has been allocated in the vault of a subcustodian, and in such cases the GLDW Custodian has agreed that it will use commercially reasonable efforts promptly to transport the gold from the subcustodian’s vault to the GLDW Custodian’s vault, at the GLDW Custodian’s cost and risk. The GLDW Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.

The GLDW Custodian, as instructed by the Administrator, is authorized to accept, on behalf of GLDW, deposits of gold in unallocated form. Acting on standing instructions given by the Administrator, the GLDW Custodian allocates gold deposited in unallocated form with GLDW by selecting bars of gold bullion for deposit to Allocated Account from unallocated bars that the GLDW Custodian holds or by instructing a subcustodian to allocate bars from unallocated bars held by the subcustodian. All gold bullion allocated to GLDW must conform to the rules, regulations, practices and customs of the LBMA and the GLDW Custodian must replace any non-conforming gold bullion with conforming bullion as soon as practical.

The Administrator and the GLDW Custodian have entered into the Custody Agreements that establish Unallocated Account and Allocated Account. The Unallocated Account is used to facilitate the transfer of gold deposits and gold redemption distributions between Authorized Participants and GLDW in connection with the creation and redemption of Baskets and the sales of gold made by the Administrator for GLDW. Except when gold is transferred in and out of GLDW, all gold deposited with GLDW is held in the GLDW Allocated Account.

The GLDW Custodian is authorized to appoint from time to time one or more subcustodians to hold GLDW’s gold until it can be transported to the GLDW Custodian’s vault. The subcustodians that the

GLDW Custodian currently uses are the Bank of England, The Bank of Nova Scotia-ScotiaMocatta, ICBC Standard Bank London, JPMorgan Chase Bank and UBS AG. In accordance with LBMA practices and customs, the GLDW Custodian does not have written custody agreements with the subcustodians it selects. The GLDW Custodian’s selected subcustodians may appoint further subcustodians. These further subcustodians are not expected to have written custody agreements with the GLDW Custodian’s subcustodians that selected them. The lack of such written contracts could affect the recourse of GLDW and the GLDW Custodian against any subcustodian in the event a subcustodian does not use due care in the safekeeping of GLDW’s gold.

The GLDW Custodian is required to use reasonable care in selecting subcustodians, but otherwise has limited responsibility in relation to the subcustodians appointed by it. The GLDW Custodian is obliged under the Allocated Bullion Account Agreement to use commercially reasonable efforts to obtain delivery of gold from those subcustodians appointed by it. However, the GLDW Custodian may not have the right to, and does not have the obligation to, seek recovery of the gold from any subcustodian appointed by a subcustodian. Otherwise, the GLDW Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of additional subcustodians and is not responsible for the actions or inactions of subcustodians. During the fiscal year ended September 30, 2018 and the fiscal period ended September 30, 2017, no gold was held by a subcustodian.

Under the customs and practices of the London bullion market, allocated gold is held by custodians and, on their behalf, by subcustodians under arrangements that permit each entity for which gold is being held: (1) to request from the entity’s custodian (and a custodian or subcustodian to request from its subcustodian) a list identifying each gold bar being held and the identity of the particular custodian or subcustodian holding the gold bar and (2) to request the entity’s custodian to release the entity’s gold within two business days following demand for release. Each custodian or subcustodian is obligated under the customs and practices of the London bullion market to provide the bar list and the identification of custodians and subcustodians referred to in (1) above, and each custodian is obligated to release gold as requested. Under English law, unless otherwise provided in any applicable custody agreement, a custodian generally is liable to its customer for failing to take reasonable care of the customer’s gold and for failing to release the customer’s gold upon demand. The GLDW Custodian will not be liable for the acts or omissions, or for the solvency, of any subcustodian that it selects unless the selection of that subcustodian was made negligently or in bad faith.

The GLDW Custodian and the Administrator do not require any direct or indirect subcustodians to be insured or bonded with respect to their custodial activities. The GLDW Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate. The Administrator and the Sponsor may, subject to confidentiality restrictions, review this insurance coverage. Neither the Trust nor GLDW will be a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of the coverage. Therefore, shareholders cannot be assured that the GLDW Custodian maintains adequate insurance or any insurance with respect to the gold held by the GLDW Custodian on behalf of GLDW.

Description of the GLDW Custody Agreements

The Allocated Bullion Account Agreement and the Unallocated Bullion Account Agreement between the Administrator and the GLDW Custodian establish the GLDW Fund Allocated Account and the GLDW Unallocated Account which are on behalf of GLDW, respectively. These agreements, as amended, restated, supplemented or otherwise modified from time to time, are sometimes referred to together as the “Custody Agreements” in this report. The following is a description of the material terms of the Custody Agreements. As the Custody Agreements are similar in form, they are discussed together, with material distinctions between the agreements noted.

Reports

The GLDW Custodian provides the Administrator with reports for each business day, identifying the movements of gold in and out of the GLDW Allocated Account and the credits and debits of gold to the GLDW Unallocated Account. The GLDW Custodian also provides the Administrator with monthly statements of account for the GLDW Allocated Account and the GLDW Unallocated Account as of the last business day of each month. The monthly statements contain sufficient information to identify each bar of gold held in the GLDW Allocated Account and, if the bar is being held temporarily by a subcustodian, the identity of the subcustodian having custody.

Transfers into the GLDW Unallocated Account

The GLDW Custodian credits to the GLDW Unallocated Account the amount of gold it receives from the GLDW Allocated Account, an Authorized Participant Unallocated Account or from other third party unallocated accounts for credit to the GLDW Unallocated Account. Unless otherwise agreed by the GLDW Custodian in writing, the only gold the Custodian will accept in physical form for credit to the GLDW Unallocated Account is gold the Administrator has transferred from the GLDW Allocated Account. No interest will be paid by the GLDW Custodian on any credit balance to the GLDW Unallocated Account.

Transfers from the GLDW Unallocated Account

The GLDW Custodian transfers gold from the GLDW Unallocated Account only in accordance with the Administrator’s instructions to the GLDW Custodian. A transfer of gold from the GLDW Unallocated Account may only be made (1) by transferring gold to a third party unallocated account; (2) by transferring gold to the GLDW Allocated Account; or (3) by either (A) making gold available for collection at the GLDW Custodian’s vault premises or at such other location as the GLDW Custodian may specify, or (B), if separately agreed, delivering the gold to such location as the GLDW Custodian and the Administrator agree at GLDW’s expense and risk. Any gold made available in physical form will be in a form that complies with the rules, regulations, practices and customs of the LBMA, the Bank of England or any applicable regulatory body, or Custody Rules, or in such other form as may be agreed between the Administrator and the GLDW Custodian, and in all cases will comprise one or more whole gold bars selected by the GLDW Custodian.

The Custody Agreements provide for, among other things, the full allocation of all gold credited to the GLDW Unallocated Account at the end of each business day. The Sponsor established an overdraft facility with the Custodian under which the Custodian will make available to the GLDW Unallocated Account up to 430 fine ounces of gold to allow the GLDW Custodian to fully allocate all gold credited to the GLDW Unallocated Account to the GLDW Allocated Account at the end of each business day.

Transfers into the GLDW Allocated Account

The GLDW Custodian receives transfers of gold into the GLDW Allocated Account only at the Administrator’s instructions by debiting gold from the GLDW Unallocated Account and crediting such gold to the GLDW Allocated Account.

Transfers from the GLDW Allocated Account

The GLDW Custodian transfers gold from the GLDW Allocated Account only in accordance with the Administrator’s instructions. Generally, the GLDW Custodian transfers gold from the GLDW Allocated Account only by debiting gold from the GLDW Allocated Account and crediting the gold to the GLDW Unallocated Account.

Withdrawals of Gold Directly from Allocated Account

Upon the Administrator’s instruction, the GLDW Custodian debits gold from the GLDW Allocated Account and makes the gold available for collection by the Administrator or, if separately agreed, for delivery by the Custodian in accordance with its usual practices at GLDW’s expense and risk. The Administrator and the GLDW Custodian expect that the Administrator will withdraw gold physically from the GLDW Allocated Account (rather than by crediting it to the GLDW Unallocated Account and instructing a further transfer from that account) only in exceptional circumstances, such as if, for some unforeseen reason, it was not possible to transfer gold in unallocated form. The GLDW Custodian is not obliged to effect any requested delivery if, in its reasonable opinion, (1) it would cause the GLDW Custodian or its agents to be in breach of the Custody Rules or other applicable law, court order or regulation; (2) the costs incurred would be excessive; or (3) delivery is impracticable for any reason. When gold is physically withdrawn from the GLDW Allocated Account pursuant to the Administrator’s instruction, all right, title, risk and interest in and to the gold withdrawn passes to the person to whom or to or for whose account such gold is transferred, delivered or collected at the time the recipient or its agent acknowledges in writing its receipt of gold. Unless the Administrator specifies the bars of gold to be debited from the GLDW Allocated Account, the GLDW Custodian is entitled to select the gold bars.

Exclusion of Liability

The GLDW Custodian will use reasonable care in the performance of its duties under the Custody Agreements and is responsible only for any loss or damage suffered by GLDW arising out of the GLDW Custodian’s own negligence, bad faith, willful misfeasance, or reckless disregard of its duties. Under the Allocated Bullion Account Agreement and the Unallocated Bullion Account Agreement, the GLDW Custodian is responsible to GLDW only for any loss or damage suffered by GLDW as a direct result of any negligence, fraud or willful default on the GLDW Custodian’s part. The GLDW Custodian’s liability under the Allocated Bullion Account Agreement and the Unallocated Bullion Account Agreement is limited to the market value of the gold held in the GLDW Allocated Account at the time the GLDW Custodian discovers such negligence, fraud or willful default, provided that the GLDW Custodian promptly notifies the Administrator of its discovery.

Furthermore, the GLDW Custodian has no duty to make or take or to require any subcustodian selected by it to make or take any special arrangements or precautions beyond those required by the Custody Rules or as specifically set forth in the Custody Agreements.

In the event of a loss caused by the failure of the GLDW Custodian or a subcustodian to exercise reasonable care, the Administrator, on behalf of GLDW, has the right to seek recovery from the GLDW Custodian or subcustodian in breach. The GLDW Custodian is not liable for any delay in performance or any non-performance of any of its obligations under the Custody Agreements by reason of any cause beyond its reasonable control, including acts of God, war or terrorism.

Indemnity

Solely out of GLDW’s assets, the Trust will indemnify the GLDW Custodian and each of its officers, directors, employees and affiliates on demand against all costs and expenses, damages, liabilities and losses which the GLDW Custodian or any such officer, director, employee or affiliate may suffer or incur in connection with the Custody Agreements, except to the extent that such sums arise out of the GLDW Custodian’s own negligence, bad faith, willful misfeasance, or reckless disregard of its duties.

Termination

The Administrator and the GLDW Custodian may each terminate any Custody Agreement upon 90 business days’ prior notice. The Custody Agreements will also terminate 90 business days after the resignation or removal of the Trustee except as otherwise provided in the Custody Agreements. If either the Allocated Bullion Account Agreement or the Unallocated Bullion Account Agreement is terminated, the other agreement automatically terminates.

Governing Law

The Custody Agreements are governed by English law. The Administrator and the GLDW Custodian both consent to the non-exclusive jurisdiction of the courts of the State of New York and the federal courts located in the borough of Manhattan in New York City. Such consent is not required for any person to assert a claim of New York jurisdiction over the Trustee or the GLDW Custodian.

CUSTODY OF GLDM’S GOLD

The GLDM Custodian and its affiliates may from time to time purchase or sell Gold Bullion or Shares for their own accounts, as agents for their customers and for accounts over which they exercise investment discretion. Unless otherwise agreed by GLDM, the GLDM Custodian will hold the Gold Bullion deposited with and held for the account of GLDM at its London, England vault, except when the Gold Bullion has been allocated in the vault of a subcustodian solely for temporary custody and safekeeping. If held by a subcustodian, the GLDM Custodian has agreed that it will use commercially reasonable efforts promptly to transport the Gold Bullion from the subcustodian’s vault to the Custodian’s vault, at the GLDM Custodian’s cost and risk. The GLDM Custodian is a market maker, clearer and approved weigher of gold under the rules of the LBMA.

The GLDM Custodian, as instructed by the Sponsor or GLDM, is authorized to accept, on behalf of GLDM, deposits of Gold Bullion in unallocated form. Acting on standing instructions given by the Sponsor or GLDM, the GLDM Custodian allocates Gold Bullion deposited in unallocated form with GLDM by selecting bars of Gold Bullion for deposit to the GLDM Allocated Account from unallocated bars that the GLDM Custodian holds or by instructing a subcustodian to allocate bars from unallocated bars held by the subcustodian. All Gold Bullion allocated to GLDM must conform to the rules, regulations, practices and customs of the LBMA, and the GLDM Custodian must replace any nonconforming Gold Bullion with conforming Gold Bullion as soon as practical.

The Gold Bullion bars in an allocated Gold Bullion account are specific to that account and are identified by a list which shows, for each Gold Bullion bar, the refiner, assay or fineness, serial number and gross and fine weight. Gold Bullion held in GLDM’s allocated account is the property of GLDM and is not traded, leased or loaned under any circumstances.

The Gold Bullion bars held in an unallocated account are not segregated from the GLDM Custodian’s assets. The account holder therefore has no ownership interest in any specific bars of Gold Bullion that the unallocated account’s bullion dealer holds or owns. The account holder is an unsecured creditor of the bullion dealer, and credits to an unallocated account are at risk of the bullion dealer’s insolvency, in which event it may not be possible for a liquidator to identify any Gold Bullion held in an unallocated account as belonging to the account holder rather than to the bullion dealer.

The Trust, on behalf of GLDM, and the GLDM Custodian have entered into Custody Agreements that establish the GLDM Unallocated Account and the GLDM Allocated Account. The GLDM Unallocated Account is used for several purposes including to facilitate the transfer of Gold Bullion deposits and Gold Bullion redemption distributions between Authorized Participants and GLDM in connection with the creation and redemption of Creation Units. It is also used for sales of Gold Bullion to pay GLDM’s expenses, and when Gold Bullion is transferred into and out of GLDM. The GLDM Custodian is instructed to allocate all Gold Bullion deposited with GLDM to the GLDM Allocated Account by the close of business on each Business Day. The GLDM Custodian is authorized to appoint from time to time one or more subcustodians to hold GLDM’s Gold Bullion until it can be transported to the GLDM Custodian’s vault. In accordance with LBMA practices and customs, the GLDM Custodian does not have written custody agreements with the subcustodians it selects. This could affect the recourse of GLDM and the GLDM Custodian against any subcustodian in the event a subcustodian does not use due care in the safekeeping of GLDM’s Gold Bullion. See “Risk Factors — The ability of the Administrator and the Custodians to take legal action against subcustodians may be limited.” The GLDM Custodian is required to use reasonable care in selecting subcustodians and will monitor the conduct of each subcustodian, and, where it is legally permissible to do so, promptly advise the Trust of any difficulties or problems existing with respect to such subcustodian of which the GLDM Custodian is aware. The GLDM Custodian is obliged under the Allocated Gold Account Agreement to use commercially reasonable efforts to obtain delivery of Gold Bullion from those subcustodians appointed by it. Under the Allocated Gold Account Agreement, except for an obligation on the part of the GLDM Custodian to use commercially reasonable efforts to obtain delivery of GLDM’s Gold Bullion bars from any subcustodians appointed by the GLDM Custodian, the GLDM Custodian is not liable for the acts or omissions, or for the solvency, of its subcustodians unless the selection of such subcustodians was made by the GLDM Custodian fraudulently, negligently or in bad faith. Under the customs and practices of the London bullion market, allocated Gold Bullion is held by custodians and, on their behalf, by subcustodians under arrangements that permit each entity for which Gold Bullion is being held: (1) to request from the entity’s custodian (and a custodian or subcustodian to request from its subcustodian) a list identifying each Gold Bullion bar being held and the identity of the particular custodian or subcustodian holding the Gold Bullion bar and (2) to request the entity’s custodian to release the entity’s gold within two business days following demand for release. Each custodian or subcustodian is obligated under the customs and practices of the London bullion market to provide the bar list and the identification of custodians and subcustodians referred to in (1) above, and each custodian is obligated to release gold as requested. Under English law, unless otherwise provided in any applicable custody agreement, a custodian generally is liable to its customer for failing to take reasonable care of the customer’s gold and for failing to release the customer’s gold upon demand.

The GLDM Custodian does not require any subcustodians to be insured or bonded with respect to their custodial activities. The GLDM Custodian has agreed to maintain insurance in connection with the storage of GLDM’s precious metal under the Custody Agreements, including covering any loss of gold, on such terms and conditions as it considers appropriate, which may not cover the full amount of gold. The Sponsor (so long as the Sponsor is WGC AM) and GLDM may, subject to confidentiality restrictions, review this insurance coverage, and the GLDM Custodian will provide the Trust with evidence of the GLDM Custodian’s insurance at GLDM’s request within 10 business days following the end of the calendar year. GLDM will not be a beneficiary of any such insurance and does not have the ability to dictate the nature or amount of the coverage. Therefore, shareholders cannot be assured that the GLDM Custodian maintains adequate insurance or any insurance with respect to the Gold Bullion held by the GLDM Custodian on behalf of GLDM.

Description of the GLDM Custody Agreements

The Allocated Gold Account Agreement and the Unallocated Gold Account Agreement between the Trust, on behalf of GLDM, and the GLDM Custodian establishes the GLDM Allocated Account and the GLDM Unallocated Account, respectively. These agreements are sometimes referred to together as the “Custody Agreements.” The following is a description of the material terms of the Custody Agreements. As the Custody Agreements are similar in form, they are discussed together, with material distinctions between the agreements noted.

Transfers into the GLDM Unallocated Account

The GLDM Custodian credits to the GLDM Unallocated Account the amount of Gold Bullion it receives from the GLDM Allocated Account, an Authorized Participant’s unallocated gold account, or from other third-party unallocated accounts representing the right to receive Gold Bullion. Unless otherwise agreed by the GLDM Custodian in writing, the only Gold Bullion the GLDM Custodian will accept in physical form for credit to the GLDM Unallocated Account is Gold Bullion transferred from the GLDM Allocated Account. No interest will be paid by the GLDM Custodian on any credit balance to the GLDM Unallocated Account.

Transfers from the GLDM Unallocated Account

The GLDM Custodian transfers Gold Bullion from the GLDM Unallocated Account only in accordance with the instructions to the GLDM Custodian. A transfer of Gold Bullion from the GLDM Unallocated Account may only be made, (1) by transferring Gold Bullion to an Authorized Participant’s unallocated account, (2) by transferring Gold Bullion to the GLDM Allocated Account, (3) by making Gold Bullion available for collection at the GLDM Custodian’s vault premises or at such other location as the GLDM Custodian may specify, (4) by delivering the Gold Bullion to such location as the Trust directs at GLDM’s expense and risk, or (5) by transferring to an account maintained by the GLDM Custodian or by a third party on an unallocated basis in connection with the sale of Gold or other permitted transfers. Any Gold Bullion made available in physical form will be in a form which complies with the rules, regulations, practices and customs of the LBMA, the Bank of England or any applicable regulatory body, or Custody Rules, or in such other form as may be agreed between the Administrator and the GLDM Custodian, and in all cases will comprise one or more whole Gold Bullion bars selected by the GLDM Custodian.

The Custody Agreements provide for the full allocation of all Gold Bullion received from the Authorized Participants or other third parties and credited to the GLDM Unallocated Account at the end of each business day. The Sponsor established an overdraft facility with the GLDM Custodian under which the GLDM Custodian makes available to the GLDM Unallocated Account up to 430 fine ounces of Gold Bullion in order to allow the GLDM Custodian to fully allocate all Gold Bullion credited to the GLDM Unallocated Account to the GLDM Allocated Account at the end of each business day.

Transfers into the GLDM Allocated Account

With respect to Gold Bullion delivered by Authorized Participants, the GLDM Custodian receives transfers of Gold Bullion into the GLDM Allocated Account only at the Trust’s instructions by debiting Gold Bullion from the GLDM Unallocated Account and crediting such Gold Bullion to the GLDM Allocated Account.

Transfers from the GLDM Allocated Account

The GLDM Custodian transfers Gold Bullion from the GLDM Allocated Account only in accordance with the Trust’s instructions. Generally, the GLDM Custodian transfers Gold Bullion from the GLDM Allocated Account only by debiting Gold Bullion from the GLDM Allocated Account and crediting the Gold Bullion to the GLDM Unallocated Account.

Withdrawals of Gold Directly from the GLDM Allocated Account

Upon the Trust’s instruction, the GLDM Custodian debits Gold Bullion from the GLDM Allocated Account and makes the Gold Bullion available for collection by the Trust or, if separately agreed, for delivery by the GLDM Custodian in accordance with its usual practices at GLDM’s expense and risk. The Trust and the GLDM Custodian expect that the Trust will withdraw Gold Bullion physically from the GLDM Allocated Account (rather than by crediting it to the GLDM Unallocated Account and instructing a further transfer from that account) only in exceptional circumstances, such as if, for some unforeseen reason, it was not possible to transfer Gold Bullion in unallocated form. The GLDM Custodian is not obliged to effect any requested delivery if, in its reasonable opinion, (1) this would cause the GLDM Custodian or its agents to be in breach of the Custody Rules or other applicable law, court order or regulation, (2) the costs incurred would be excessive or (3) delivery is impracticable for any reason. When Gold Bullion is physically withdrawn from the GLDM Allocated Account pursuant to the Trust’s instruction, all right, title, risk and interest in and to the Gold Bullion withdrawn shall pass to the person to whom or for whose account such Gold Bullion is transferred, delivered or collected at the time the recipient or its agent acknowledges in writing its receipt of Gold Bullion. Unless the Trust specifies the bars of Gold Bullion to be debited from the GLDM Allocated Account, the GLDM Custodian is entitled to select the Gold Bullion bars.

Exclusion of Liability

The GLDM Custodian will use reasonable care in the performance of its duties under the Custody Agreements and is only responsible for any loss or damage suffered by GLDM as a direct result of any negligence, fraud, or willful default on the part of the GLDM Custodian in the performance of the duties under the Custody Agreements. The GLDM Custodian’s liability is further limited to the market value of the Gold Bullion held in the GLDM Allocated Account and the amount of the Gold Bullion credited to the GLDM Unallocated Account at the time such negligence, fraud, or willful default is either discovered by or notified to the GLDM Custodian , provided that the GLDM Custodian notifies the Sponsor and the Trust promptly after any discovery. Furthermore, the GLDM Custodian has no duty to make or take or to require any subcustodian selected by it to make or take any special arrangements or precautions beyond those required by the Custody Rules or as specifically set forth in the Custody Agreements.

In the event of a loss caused by the failure of the GLDM Custodian or a subcustodian to exercise reasonable care, the Trust, on behalf of GLDM, has the right to seek recovery from the GLDM Custodian in breach. The GLDM Custodian is not liable for any delay in performance or any non-performance of any of its obligations under the Custody Agreements by reason of any cause beyond the GLDM Custodian’s reasonable control, including any act of God or war or terrorism, any breakdown, malfunction or failure of, or in connection with, any communication, computer, transmission, clearing or settlement facilities, industrial action, acts, rules and regulations of any governmental or supra national bodies or authorities or relevant regulatory or self-regulatory organizations.

Indemnity

Solely out of GLDM’s assets, GLDM will indemnify the GLDM Custodian against all costs and expenses, damages, liabilities and losses (other than Value Added Tax and the expenses assumed by the Sponsor under its Agreement with the GLDM Custodian) which the GLDM Custodian may suffer or incur, directly or indirectly, in connection with services provided to GLDM under the Custody Agreements, except to the extent that such sums are due directly to the GLDM Custodian’s negligence, willful default or fraud.

Termination

GLDM and the GLDM Custodian may each terminate any Custody Agreement upon 90 business days’ prior written notice. GLDM and the GLDM Custodian each may terminate any Custody Agreement immediately by written notice in the event it becomes unlawful for the GLDM Custodian or the Trust to be a party to the Agreement or for the GLDM Custodian to offer its services to the Trust or for the Trust to receive such services. GLDM and the GLDM Custodian each may terminate any Custody Agreement immediately by written notice in the event either party determines in its commercially reasonable opinion the existence of the presentation of a winding-up order, bankruptcy or analogous event in relation to the other party. If either the Allocated Gold Account Agreement or the Unallocated Gold Account Agreement is terminated, the other agreement automatically terminates.

Governing Law

The GLDM Custody Agreements are governed by English law. The Administrator and the GLDM Custodian both consent to the non-exclusive jurisdiction of the courts of the State of New York and the federal courts located in the borough of Manhattan in New York City. Such consent is not required for any person to assert a claim of New York jurisdiction over the Trustee or the GLDM Custodian.

Item 1A.    Risk Factors

RISKS RELATED TO GOLD

An adverse development may lead to a decrease in gold bullion trading prices.

An adverse development with respect to one or more factors such as global gold supply and demand, investors’ inflation expectations, exchange rate volatility and interest rate volatility may lead to a decrease in gold bullion trading prices. A decline in prices of gold would have a negative impact on the Funds’ NAV and Shares.

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

The possibility of large-scale distress sales of gold in times of crisis may have a negative impact on the price of gold and adversely affect an investment in the Shares. For example, the 2008 financial crisis resulted in significantly depressed prices of gold largely due to forced sales and deleveraging by institutional investors such as hedge funds and pension funds. Crises in the future may impair gold’s price performance, which would, in turn, adversely affect an investment in the Shares.

Purchasing activity in the gold market associated with the delivery of gold bullion to the Funds in exchange for Creation Units may cause a temporary increase in the price of gold, which may adversely affect an investment in the Shares.

Purchasing activity associated with acquiring the gold bullion required for deposit into the Funds in connection with the creation of Creation Units may temporarily increase the market price of gold, which would likely result in higher prices for the Shares. Temporary increases in the market price of gold may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of gold that may result from increased purchasing activity of gold connected with the issuance of Creation Units. Consequently, the market price of gold may decline immediately after Creation Units are created. If the price of gold declines, it will have a negative impact on the value of the Shares.

The price of gold may be affected by the sale of gold by exchange-traded funds (ETF) or other exchange-traded vehicles tracking gold markets.

To the extent existing ETFs or other exchange-traded vehicles tracking gold markets represent a significant proportion of demand for physical gold bullion, large redemptions of the securities of these ETFs or other exchange traded vehicles could negatively affect physical gold bullion prices and the price and NAV of the Shares.

The value of the gold bullion held by GLDW and GLDM is determined using the LBMA Gold Price AM and LBMA Gold Price PM, respectively. Potential discrepancies in the calculation of the LBMA Gold Price, as well as any future changes to the LBMA Gold Price, could offset the value of the gold gullion held by the Funds and could have an adverse effect on the methodology used to calculate the investment in the Shares.

The LBMA Gold Price is determined twice each Business Day (10:30 a.m. and 3:00 p.m. London time) by the participants in a physically settled, electronic and tradable auction administered by the IBA. The IBA oversees a bidding process that determines the price of gold by matching buy and sell orders submitted by the participants for the applicable auction time. The NAV of the Funds is determined each day that the Funds’ principal market, NYSE Arca, is open for regular trading, based on the price of gold per ounce applied against the number of ounces of gold owned by the Funds. In determining the Funds’ NAV, the Administrator generally will value the gold bullion held by the Funds using the 10:30 a.m. LBMA Gold Price (which is commonly referred to as the LBMA Gold Price AM) for GLDW, and the 3:00 p.m. LBMA Gold Price (which is commonly referred to as the LBMA Gold Price PM) for GLDM.

In the event that the LBMA Gold Price does not prove to be an accurate benchmark and the LBMA Gold Price varies materially from the price determined by other mechanisms, the NAV of the Funds and the value of an investment in the Shares could be adversely affected. Any future developments in the benchmark, to the extent they have a material impact on the LBMA Gold Price, could adversely affect the NAV of the Funds and the value of an investment in the Shares.

Further, the calculation of the LBMA Gold Price is not an exact process. Rather, it is based upon a procedure of matching orders from participants in the auction process and their customers to sell gold with orders from participants in the auction process and their customers to buy gold at particular prices. The LBMA Gold Price does not therefore purport to reflect each buyer or seller of gold in the market, nor does it purport to set a definitive price for gold at which all orders for sale or purchase will take place on that particular day or time. All orders placed into the auction process by the participants will be executed on the basis of the price determined pursuant to the LBMA Gold Price auction process (provided that orders may be cancelled, increased or decreased while the auction is in progress). It is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Gold Price on any given date.

If concerns about the integrity or reliability of the LBMA Gold Price arise, even if eventually shown to be without merit, such concerns could adversely affect investor interest in gold and therefore adversely affect the price of gold and the value of an investment in the Shares. Because the NAV of the Funds is determined using the LBMA Gold Price, discrepancies in or manipulation of the calculation of the LBMA Gold Price could have an adverse impact on the value of an investment in the Shares. Furthermore, any concern about the integrity or reliability of the pricing mechanism could disrupt trading in gold and products using the LBMA Gold Price, such as the Shares. In addition, these concerns could potentially lead to both changes in the manner in which the LBMA Gold Price is calculated and/or the discontinuance of the LBMA Gold Price altogether. Each of these factors could lead to less liquidity or greater price volatility for gold and products using the LBMA Gold Price, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

Because the Funds invest only in gold, an investment in the Funds may be more volatile than an investment in a more broadly diversified portfolio.

The Funds invest only in gold. As a result, the Funds’ holdings are not diversified. Accordingly, the Funds’ NAV may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over short or long periods of time. The price of gold can be volatile because gold is comparatively less liquid than other commodities. Fluctuations in the price of gold are expected to have a direct impact on the value of the shares.

An investment in the Funds may be deemed speculative and is not intended as a complete investment program. An investment in Shares should be considered only by persons financially able to maintain their investment and who can bear the risk of loss associated with an investment in the Funds. Investors should review closely the objective and strategy and redemption provisions of the Funds, as discussed herein, and familiarize themselves with the risks associated with an investment in the Funds.

An investment in the Shares may be adversely affected by competition from other methods of investing in gold.

The Funds compete with other financial vehicles, including traditional debt and equity securities issued by companies in the gold industry and other securities backed by or linked to gold, direct investments in gold and investment vehicles similar to the Funds. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in gold directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

RISKS RELATED TO THE FUNDS

The Funds are both passive investment vehicles and are not actively managed.

The Funds do not manage their portfolios to sell gold bullion at times when its price is high, or acquire gold bullion at low prices in the expectation of future price increases. Also, the Funds do not use any of the hedging techniques available to professional gold investors to attempt to reduce the risks of losses resulting from gold price decreases.

Moreover, GLDW does not attempt to manage or hedge currency gains or losses. Also, transfers of gold bullion into or out of GLDW pursuant to the Gold Delivery Agreement are not offset by GLDW purchases or sales of gold bullion in anticipation of or in response to changes in foreign exchange rates. Any losses sustained by the Funds will adversely affect the value of their respective Shares.

The costs inherent in buying or selling Shares may detract significantly from investment results.

Buying or selling Shares on an exchange involves two types of costs that apply to all securities transactions effectuated on an exchange. When buying or selling Shares through a broker or other intermediary, you will likely incur a brokerage commission or other charges imposed by that broker or intermediary. In addition, you may incur the cost of the “spread,” that is, the difference between what investors are willing to pay for Shares (the “bid” price) and the price at which they are willing to sell Shares (the “ask” price). Because of the costs inherent in buying or selling Shares, frequent trading may detract significantly from investment results and an investment in Shares may not be advisable for investors who anticipate regularly making small investments.

Because of specific Series expenses, Shares will need to realize a return of 0.50% in regard to GLDW or 0.18% in regard to GLDM in the first year for the value of a Share at the end of the first year to equal the initial price of a Share of the respective Series.

Each Series pays the Sponsor the Sponsor’s Fee, which accrues daily at an annualized rate of 0.33% for GLDW and 0.18% for GLDM of the NAV of the Series payable monthly in arrears. GLDW pays the Gold Delivery Provider the Gold Delivery Provider’s Fee, which accrues and is payable by GLDW daily at an annual rate of 0.17% of the NAV of GLDW. Accordingly, GLDW’s total annual expense ratio is expected to be equal to 0.50%. Based on GLDW’s total annual expense ratio of 0.50%, on an annualized basis GLDW will need to realize a return of 0.50% in the first year for the value of a share at the end of the first year to equal the initial selling price (not including any customary brokerage commissions or other fees charged to intermediaries). Based on GLDM’s total expense ratio of 0.18% on an annualized basis, GLDM will need to realize a return of 0.18% in the first year for the value of a share at the end of the first year to equal the initial selling price (not including any customary brokerage commissions or other fees charged to intermediaries).

The lack of an active trading market or a halt in trading of the Shares may result in losses on investment at the time of disposition of the Shares.

Although GLDW Shares and GLDM Shares are listed for trading on NYSE Arca, we cannot guarantee that an active trading market for the Shares will develop. If an investor needs to sell Shares at a time when no active market for Shares exists, or there is a halt in trading of securities generally or of the Shares, this will most likely adversely affect the price the investor receives for the Shares (assuming the investor is able to sell them).

The Shares may trade at a price that is at, above or below the NAV per Share and any discount or premium in the trading price relative to the NAV per Share may widen as a result of non-concurrent trading hours between the COMEX and NYSE Arca.

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Series’ assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the COMEX and NYSE Arca. While the Shares trade on NYSE Arca until 4:00 p.m. New York time, liquidity in the global gold market may be reduced after the close of the COMEX at 1:30 p.m. New York time. As a result, after 1:30 p.m. New York time, trading spreads, and the resulting premium or discount, on the Shares may widen.

However, because shares can be created and redeemed in Creation Units at NAV (unlike shares of many closed-end funds, which frequently trade at appreciable discounts from, and sometimes at premiums to, their NAVs), the Sponsor believes that large discounts or premiums to the NAV of Series are not likely to be sustained over the long term. While the creation/redemption feature is designed to make it more likely that the Funds’ Shares normally will trade on stock exchanges at prices close to the Funds’ next calculated NAV, exchange prices are not expected to correlate exactly with the Funds’ NAV due to timing reasons, supply and demand imbalances and other factors. In addition, disruptions to creations and redemptions, including disruptions at market makers or Authorized Participants, or to market participants or during periods of significant market volatility, may result in trading prices for shares of the Funds that differ significantly from its NAV.

If the process of creation and redemption of Creation Units encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of gold and, in the case of GLDW, the Reference Currencies comprising the FX Basket, may not exist and, as a result, the price of the Shares may fall.

If the process for the creation and redemption of shares by Authorized Participants (which depends on, among other things, timely transfers of gold bullion to and by the Custodians) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Creation Units to take advantage of arbitrage opportunities may not do so. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of gold and may fall.

The value of the Shares could decline if unanticipated operational or trading problems arise.

There may be unanticipated problems or issues with respect to the mechanics of the Funds’ operations and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor’s past experience and qualifications may not be suitable for solving these problems or issues.

The amount of gold represented by the Shares will continue to be reduced during the life of the Funds due to the sales of gold bullion necessary to pay the Funds’ expenses irrespective of whether the trading price of the Shares rises or falls in response to changes in the price of gold.

Each outstanding Share represents a fractional, undivided interest in the gold bullion held by a Series. Neither Series generates any income and each regularly sells gold bullion to pay for its ongoing expenses. Therefore, the amount of gold bullion represented by each Share will gradually decline over time. This is also true with respect to Shares that are issued in exchange for additional deposits of gold bullion into a Series, as the amount of gold bullion required to create Shares proportionately reflects the amount of gold bullion represented by the Shares outstanding at the time of creation. Assuming a constant gold price, the trading price of the Shares is expected to gradually decline relative to the price of gold as the amount of gold bullion represented by the Shares gradually declines.

Investors should be aware that the gradual decline in the amount of gold bullion represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of gold. A Series also may be subject to certain liabilities (for example, as a result of litigation) that have not been assumed by the Sponsor. The Series will sell gold bullion to pay those expenses, unless the Sponsor agrees to pay such expenses out of its own pocket.

The amount of gold represented by each GLDW Share will decrease when GLDW’s gold bullion is sold to pay the Sponsor’s Fee and any other GLDW expenses. Without increases in the price of gold and/or decreases in the price of the FX Basket comprised of Reference Currencies sufficient to compensate for this decrease, the price of GLDW Shares will decline.

To the extent GLDW sells gold bullion to cover expenses or liabilities, the amount of gold bullion represented by each GLDW Share will decrease. New deposits of gold bullion, received in exchange for new Shares issued by GLDW, would not reverse this trend. A decrease in the amount of gold bullion represented by each Share results in a decrease in the price of a Share even if the price of gold bullion has not changed. To retain the Share’s original price, the price of gold would have to increase and/or the price of the FX Basket comprised of the Reference Currencies would have to decrease. Without those beneficial price changes, the lesser amount of gold bullion represented by the Share will have a correspondingly lower price. If these increases/decreases do not occur, or are not sufficient to counter the lesser amount of gold bullion represented by each Share, you will sustain losses on your investment in Shares.

GLDW also may be subject to certain liabilities (for example, as a result of litigation) that have not been assumed by the Sponsor. GLDW will sell gold bullion to pay those expenses, unless the Sponsor agrees to pay such expenses out of its own pocket.

The Funds are exposed to various operational risks.

The Funds are exposed to various operational risks, including human error, information technology failures and failure to comply with formal procedures intended to mitigate these risks, and is particularly dependent on electronic means of communicating, record-keeping and otherwise conducting business. In addition, the Funds generally exculpate, and in some cases indemnify, counterparties with respect to losses arising from unforeseen circumstances and events, which may include the interruption, suspension or restriction of trading on or the closure of NYSE Arca, power or other mechanical or technological failures or interruptions, computer viruses, communications disruptions, work stoppages, natural disasters, fire, war, terrorism, riots, rebellions or other circumstances beyond its or its counterparties’ control. Accordingly, the Funds generally bear the risk of loss with respect to these unforeseen circumstances and events to the extent relating to the Funds or the Shares.

Although it is expected that the Funds’ direct counterparties will generally have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, these safeguards may not be in place for all parties whose activities may affect the performance of the Funds, and these safeguards, even if implemented, may not be successful in preventing losses associated with such unforeseen circumstances and events. Moreover, the systems and applications on which the Funds relies may not continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Funds, any such unforeseen circumstances and events or operational failures may further distract the counterparties or personnel on which the Funds rely, reducing their ability to conduct the activities on which the Funds are dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost-effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Funds to operate in more typical circumstances.

The Funds may be required to terminate and liquidate at a time that is disadvantageous to shareholders.

If the Funds are required to terminate and liquidate, such termination and liquidation could occur at a time that is disadvantageous to shareholders, such as when gold prices are lower than the gold prices at the time when shareholders purchased their Shares. In such a case, when the Funds’ gold bullion is sold as part of the Funds’ liquidation, the resulting proceeds distributed to shareholders will be fewer than if gold prices were higher at the time of sale.

Redemption orders may be subject to rejection, suspension or postponement.

The Funds have the right, but not the obligation, to reject any Redemption Order if (i) the order is not in proper form as described in the Participant Agreement, (ii) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (iii) if the Funds determine that acceptance of the order from an Authorized Participant would expose the Funds to credit risk, or (iv) circumstances outside the control of the Administrator, the Sponsor or the Custodian make the redemption, for all practical purposes, not feasible to process.

The Funds may, in their discretion, and will, when directed by the Sponsor, suspend the right of redemption, or postpone the redemption settlement date: (1) for any period during which NYSE Arca is closed other than customary weekend or holiday closings, or trading on NYSE Arca is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of gold bullion is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders.

The Sponsor will not be liable to any person or liable in any way for any loss or damages that may result from any such rejection, suspension or postponement.

Loss of intellectual property rights related to the Funds, or competing claims over ownership of those rights, could adversely affect the Funds and an investment in the Shares.

While the Sponsor believes that all intellectual property rights needed to operate the Funds are owned by or licensed to the Sponsor or an affiliate or have been obtained, the Index Provider has the right to terminate the Index License Agreement. Third parties may allege or assert ownership of intellectual property rights that may be related to the design, structure and operations of the Funds. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, or the ultimate disposition of such claims in a court of law if a suit is brought, may adversely affect either GLDW or GLDM and an investment in the Shares, for example, resulting in expenses or damages or the termination of either Series.

Further, in the case of GLDW, if the Index License Agreement is terminated, the Sponsor would attempt to license a replacement index as soon as reasonably possible. On a temporary basis during such time, GLDW would effectively be tracking the performance of the price of gold bullion in terms of U.S. dollars. No assurance can be given that the Sponsor would be able to find an acceptable replacement index.

RISKS RELATED TO THE INDEX—GLDW

GLDW’s performance may deviate from changes in the levels of the Index.

Although the objective of GLDW is to track the performance of the Index, less fees and expenses, GLDW’s performance will not replicate the performance of the Index for multiple reasons. GLDW fees and expenses, which are not accounted for by the Index, will have a negative impact on GLDW’s performance and cause the performance of GLDW to deviate from the performance of the Index (i.e., create “tracking error” between GLDW and the Index). The Gold Delivery Amount is calculated by the Gold Delivery Provider, while the Index is calculated and published by the Index Provider. The methodologies used to calculate the Gold Delivery Amount and the Index include complicated mathematical calculations and, in the event of a disruption in the relevant markets or the occurrence of other unusual events, these methodologies allow the exercise of discretion by the Gold Delivery Provider and the Index Provider, respectively. No assurance can be given that the Gold Delivery Provider, in calculating the Gold Delivery Amount, and the Index Provider, in calculating the Index, will produce equivalent results, particularly in the event of a disruption in the relevant markets or the occurrence of other unusual events. Furthermore, the failure of the Gold Delivery Provider to perform its obligations under the Gold Delivery Agreement, the failure of the Index Provider to calculate the Index in accordance with the Index methodology, or other unusual circumstances may also create tracking error between GLDW and the Index.

The Index is calculated without regard to GLDW and the Index Provider does not have any obligation to GLDW or its shareholders other than as set forth in the Index License Agreement.

There is no assurance that the Index Provider will compile the Index accurately, or that the Index will be determined, composed or calculated accurately. The Index Provider does not have any obligation to take the needs of GLDW or its shareholders into account when calculating the Index or making changes to the Index other than as set forth in the Index License Agreement. While the Index Provider does provide descriptions of what the Index is designed to achieve, the Index Provider does not provide any warranty or accept any liability in relation to the quality, accuracy or completeness of data in respect of its indices, and does not guarantee that the Index will be in line with the described index methodology.

GLDW is designed to track the performance of the Index regardless of whether the Index is increasing or decreasing in value. Consequently, GLDW does not provide any warranty or guarantee for the performance of the Index or warranty or guaranty against Index Provider errors. Errors with respect to the calculation, quality, accuracy and completeness of the Index or the data used to calculate the Index may occur from time to time and may not be identified and corrected for a period of time, if at all. Gains, losses or costs associated with the performance of the Index and Index Provider errors generally will be borne by GLDW and its shareholders and could have a material negative impact on the performance of the Index and GLDW.

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

Although the Calculation Agent for the Index is obligated to make all determinations and take all action in relation to the Index acting in good faith and a commercially reasonable manner, it should be noted that such discretion could have an impact, positive or negative, on the closing level of the Index. The Calculation Agent for the Index is under no obligation to consider the interests of holders of GLDW Shares in taking any actions that might affect the value of GLDW Shares.

There are conflicts of interest among the GLDW Custodian, the Gold Delivery Provider, the Index Provider, and their affiliates and GLDW.

HSBC and its affiliates play a variety of roles in connection with GLDW. HSBC, the GLDW Custodian, is responsible for the safekeeping of the gold bullion held by GLDW and receives a fee from the Sponsor for doing so. The GLDW Custodian is also a direct participant in establishing the LBMA Gold Price AM.

In addition, GLDW delivers gold bullion to, or receives gold bullion from the Gold Delivery Provider each business day on which the delivery of gold bullion can be settled based on calculations made by the Gold Delivery Provider. The Gold Delivery Provider may exercise discretion in calculating the Gold Delivery Amount upon the occurrence of Market Disruption Events or Extraordinary Events. Furthermore, the Index is maintained and calculated by Solactive AG and Solactive AG has licensed to the Sponsor an exclusive right to use the Index and associated marks in connection with GLDW and in accordance with the terms of the Index License Agreement.

The GLDW Custodian, the Gold Delivery Provider, and their affiliates, in the course of their business, trade gold and the Reference Currencies and instruments the value of which is derived from gold or the Reference Currencies on a regular basis (taking long or short positions or both), for their accounts, for other accounts under their management and to facilitate transactions on behalf of customers. In particular, the GLDW Custodian, the Gold Delivery Provider, and their affiliates are collectively among the largest participants, in terms of market share, in the spot market for gold and the spot and forward markets for the Reference Currencies.

Upon the resignation of the GLDW Custodian or the Gold Delivery Provider or upon the termination of the Index License Agreement between the Sponsor and the Index Provider, the Sponsor would likely terminate and liquidate GLDW if a replacement could be found within a commercially reasonably amount of time. No assurance can be given that the Sponsor would be able to find an acceptable replacement.

As a result of the foregoing, there are conflicts of interest among the GLDW Custodian, the Gold Delivery Provider, the Index Provider, and their affiliates, on the one hand, and GLDW and its shareholders, on the other hand. As a result of these conflicts, the GLDW Custodian, the Gold Delivery Provider, the Index Provider, and their affiliates may favor their own interests and the interests of their affiliates over GLDW and its shareholders.

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

Following the occurrence of certain extraordinary events, as described under “Market Disruption Events and Extraordinary Events,” the Index may cease calculation or use different pricing sources. Changing pricing sources may affect the performance of the Index, and therefore, the return on GLDW Shares, as the replacement pricing sources may result in significantly better or worse performance of GLDW than the original pricing sources.

Market Disruption Events or Extraordinary Events could cause a disruption in the operation of the Index and/or GLDW and in secondary market trading of GLDW Shares.

From time to time, unexpected events may cause the operations of the Index and/or GLDW to be disrupted. These events are expected to be relatively rare, though there can be no guarantee they will not occur. These events are referred to as either “Market Disruption Events” or “Extraordinary Events” depending largely on their significance and potential impact on the Index and GLDW. The occurrence of any Market Disruption Event or Extraordinary Event could have a material adverse impact on the Index, GLDW, the trading of GLDW Shares and the value of an investment in GLDW Shares. Examples of Market Disruption Events or Extraordinary Events include disruptions in the trading of gold or the Reference Currencies comprising the FX Basket, as well as delays or disruptions in the publication of the LBMA Gold Price or the Reference Currency prices. The occurrence of a Market Disruption Event or Extraordinary Event may result in, among other things, (i) a disruption or change in the calculation of the Index or the Gold Delivery Amount, (ii) the suspension or cancellation of creation and redemption transactions and disruptions, and/or (iii) disruptions or halts in secondary market trading. Market Disruption Events and Extraordinary Events could also cause secondary market trading of GLDW Shares to be disrupted or halted for short or even long periods of time. To the extent trading continues during a Market Disruption Event or Extraordinary Event, it is expected that trading would be more volatile and that GLDW Shares would trade at wider discounts or premiums to NAV. The occurrence of any Market Disruption Event or Extraordinary Event could have a material adverse impact on the Index and/or GLDW and the performance of the Index and/or GLDW.

GLDW has entered into an agreement with the Gold Delivery Provider pursuant to which the Gold Delivery Provider has agreed to deliver to and receive from GLDW specified amounts of gold bullion related to changes in the value of the Reference Currencies comprising the FX Basket against the USD as applied to GLDW’s declared holdings of gold bullion. If the Gold Delivery Provider cannot perform its obligations under the Gold Delivery Agreement, the operations of GLDW will be adversely affected.

Under the Gold Delivery Agreement with GLDW, the Gold Delivery Provider has agreed to deliver to (and receive from) GLDW gold bullion in amounts intended to approximate the performance of GLDW’s holdings of gold bullion as though they had been denominated in the Reference Currencies comprising the FX Basket. The Gold Delivery Provider does not have any obligation to take the needs of GLDW or its Shareholders into account when calculating that amount of gold bullion to be delivered pursuant to the Gold Delivery Agreement. If the Gold Delivery Provider fails to deliver gold bullion pursuant to its obligations under the Gold Delivery Agreement, it would have an adverse effect on our operations. In this regard, GLDW is exposed to settlement risk from the Gold Delivery Provider until the Gold Delivery Provider delivers the gold bullion to GLDW. The Sponsor expects that any delay in delivering gold bullion to GLDW by the Gold Delivery Provider would only occur for up to two days, exposing GLDW to up to two days of currency movements. Under normal circumstances the Sponsor anticipates this would have no more than a one or two percent impact on the price of GLDW. Moreover, to the extent that the Gold Delivery Provider could not honor its obligations under the Gold Delivery Agreement, such as due to bankruptcy or default under the agreement, or if the Gold Delivery Agreement is terminated, GLDW would need to find a new entity to act in the same capacity as the Gold Delivery Provider. If GLDW could not quickly find someone to act in that capacity, the operations of GLDW may be adversely affected.

In the event of an uncured default by the Gold Delivery Provider, GLDW would (1) declare an event of default and terminate the Gold Delivery Agreement, (2) seek to enter into a new agreement with a new Gold Delivery Provider, but (3) continue to operate as a physical gold ETF while GLDW used commercially reasonable efforts to enter into a new agreement within a reasonable timeframe as determined by GLDW. As a result, during this period, the value of GLDW Shares would be based solely on the value of the gold bullion held by GLDW, less expenses of GLDW’s operations. In other words, shareholders would continue to have an indirect investment in gold bullion but without exposure to the Reference Currencies comprising the FX Basket. During this period, GLDW Shares would continue to trade on the Exchange and Authorized Participants would continue to deliver gold bullion to or receive gold bullion from GLDW in connection with the purchase or redemption of Creation Units. In short, if GLDW did not have a Gold Delivery Provider, it would perform like a standard physical gold ETF.

The Gold Delivery Agreement may be terminated by either party after an initial term of two and a half years (the “Initial Term”). The Gold Delivery Agreement requires that, at least six months prior to the end of the Initial Term, the parties attempt in good faith to agree to the terms and conditions of a new Gold Delivery Agreement or other agreement between the parties for the provision of services relating to GLDW. The Sponsor would likely terminate and liquidate GLDW if the Gold Delivery Agreement is terminated and the Sponsor is unable to appoint a successor gold delivery agent within a reasonable amount of time. No assurance can be given that the Sponsor would be able to find an acceptable replacement gold delivery agent. Lastly, the Gold Delivery Provider could make errors in calculating the amount of gold bullion to be delivered to and received from GLDW. If the Gold Delivery Amount does not accurately approximate the performance of GLDW’s holdings of gold bullion as though they had been denominated in the Reference Currencies, GLDW may be adversely affected.

GLDW Shares are a new securities product and their value could decrease if unanticipated operational or trading problems arise.

The mechanisms and procedures governing the creation, redemption and offering of GLDW Shares, as well as procedures for transferring gold bullion into or out GLDW pursuant to the Gold Delivery Agreement, have been developed specifically for this securities product. Consequently, there may be unanticipated problems or issues with respect to the mechanics of GLDW’s operations and the trading of the Shares that could have a material adverse effect on an investment in GLDW Shares. In addition, although GLDW is not actively “managed” by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor’s past experience and qualifications may not be suitable for solving these problems or issues.

RISKS RELATED TO THE SHARES

The liquidity of either Series’ Shares may be affected by the withdrawal of Authorized Participants and substantial redemptions by Authorized Participants.

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

Shareholders do not have the rights enjoyed by investors in certain other vehicles.

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and will not receive dividends).

RISKS RELATED TO THE SERVICE PROVIDERS

The service providers engaged by the Funds may not carry adequate insurance to cover claims against them by the Funds, which could adversely affect the value of net assets of the Funds.

The Administrator, the Custodians, the Gold Delivery Provider (in the case of GLDW) and other service providers engaged by the Funds maintain such insurance as they deem adequate with respect to their respective businesses. Shareholders cannot be assured that any of the aforementioned parties will maintain any insurance with respect to the Funds’ assets held or the services that such parties provide to the Funds and, if they maintain insurance, that such insurance is sufficient to satisfy any losses incurred by them in respect of their relationship with the Funds. Accordingly, the Funds will have to rely on the efforts of the service provider to recover from their insurer compensation for any losses incurred by the Funds in connection with such arrangements.

The Funds’ obligation to indemnify certain of its service providers could adversely affect an investment in the Shares.

The Funds have each agreed to indemnify certain of its service providers, including the Custodians, the Gold Delivery Provider (in the case of GLDW), the Sponsor and the Trustee, for certain liabilities incurred by such parties in connection with their respective agreements to provide services for the Funds. In the event the Funds are required to indemnify any of its service providers, the Funds may be required to sell gold bullion to cover such expenses and the Funds’ NAV would be reduced accordingly, thus adversely affecting an investment in the Shares.

Potential conflicts of interest may arise among the Sponsor or its affiliates and either Series.

The Sponsor will manage the business and affairs of each Series. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and either Series and its shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Funds and their shareholders. These potential conflicts include, among others:

•	The Trust, on behalf of the Funds, has agreed to indemnify the Sponsor and its affiliates pursuant to the terms of the Declaration of Trust.

•	The Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Funds.

•	The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Funds.

RISKS RELATED TO THE CUSTODIANS

Each Series relies on its respective Custodian for the safekeeping of essentially all of that Series’ gold bullion. As a result, failure by a Custodian to exercise due care in the safekeeping of a Series’ gold bullion could result in a loss to that Series.

Each Series relies on their respective Custodian for the safekeeping of essentially all of its gold bullion. The Administrator is not liable for the acts or omissions of the Custodians. The Administrator has no obligation to monitor the activities of the Custodians other than to receive and review reports prepared by the Custodians pursuant to the Custody Agreements. In addition, the ability to monitor the performance of the Custodians may be limited because under the Custody Agreements, the Trust and the Sponsor and any accountants or other inspectors selected by the Sponsor have only limited rights to visit the premises of the Custodians for the purpose of examining the Funds’ gold bullion and certain related records maintained by the Custodians. As a result of the above, any failure by the Custodians to exercise due care in the safekeeping of the Funds’ gold bullion may not be detectable or controllable by the Administrator and could result in a loss to the Funds.

Failure by subcustodian to exercise due care in the safekeeping of a Series’ gold bullion bars could result in a loss to that Series.

Under the respective Allocated Bullion Account Agreements, each Custodian agreed that it will hold all of its respective Series’ gold bullion bars in its own vault premises except when the gold bullion bars have been allocated in a vault other than the Custodian’s vault premises, and in such cases the Custodian agreed that it will use commercially reasonable efforts promptly to transport the gold bullion bars to the Custodian’s vault, at the Custodian’s cost and risk. Nevertheless, there will be periods of time when some portion of the Series’ gold bullion bars will be held by one or more subcustodians appointed by the Custodian.

The Custodians are required under the Allocated Bullion Account Agreements to use reasonable care in appointing their subcustodians and will monitor the conduct of each of their subcustodians, and promptly advise the Trust of any difficulties or problems existing with respect to such subcustodian. However, the gold bullion held by a subcustodian is held in the name of the Custodian, and not in the name of the Series, and the account with each subcustodian is only subject to the Custodian’s instructions. In the event a subcustodian fails to exercise due care in the safekeeping of a Series’ gold bullion, there could be a resulting loss to the Series, and the Series may have limited or no ability to pursue any action against the subcustodian. See “Description of the GLDW Custody Agreements” or “Description of the GLDM Custody Agreement” for more information about subcustodians that may hold GLDW’s or GLDM’s gold bullion, respectively.

The ability of the Administrator and the Custodians to take legal action against subcustodians may be limited, which increases the possibility that a Series may suffer a loss if a subcustodian does not use due care in the safekeeping of that Series’ gold bullion bars.

If any subcustodian that holds gold bullion on a temporary basis does not exercise due care in the safekeeping of a Series’ gold bullion bars, the ability of the Trust or that Series’ Custodian to recover damages against such subcustodian may be limited to only such recourse, if any, as may be available under applicable English law or, if the subcustodian is not located in England, under other applicable law. This is because there are expected to be no written contractual arrangements between subcustodians who may hold a Series’ gold bullion bars and the Trust or that Series’ Custodian, as the case may be. If the Trust’s or the Custodian’s recourse against the subcustodian is so limited, the Series may not be adequately compensated for the loss. For more information on the Trust’s and the Custodians’ ability to seek recovery against subcustodians and the subcustodian’s duty to safekeep the Funds’ gold bullion bars, see “Description of the GLDW Custody Agreements” and “Description of the GLDM Custody Agreement.”

Gold bullion held in a Series’ unallocated gold bullion account and any Authorized Participant’s unallocated gold bullion account is not segregated from the Custodian’s assets. If a Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by the Series or any Authorized Participant. In addition, in the event of a Custodian’s insolvency, there may be a delay and costs incurred in identifying the gold bullion bars held in the Series’ allocated gold bullion account.

Gold bullion that is part of a deposit for a purchase order or part of a redemption distribution, or which is transferred into or out of the Series pursuant to the Gold Delivery Agreement, is held for a time in that Series’ Unallocated Account and in the case of creations and redemptions, previously or subsequently, in the Authorized Participant Unallocated Account of the purchasing or redeeming Authorized Participant. During those times, the Series and the Authorized Participant, as the case may be, will have no proprietary rights to any specific bars of gold bullion held by the Custodian and will each be an unsecured creditor of the Custodian with respect to the amount of gold bullion held in such unallocated accounts. In addition, if the Custodian fails to allocate the Series’ gold bullion in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Bullion Account Agreement, or if a subcustodian fails to so segregate gold bullion held by it on behalf of the Series, unallocated gold bullion will not be segregated from the Custodian’s assets, and the Series will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Series or the Authorized Participant for the amount of gold bullion held in their respective unallocated gold bullion accounts.

In the event of the insolvency of the Custodian, a liquidator may seek to freeze access to the gold bullion held in all of the accounts held by the Custodian, including the Series’ Allocated Account. Although the Series would retain legal title to the allocated gold bullion bars, the Series could incur expenses in connection with obtaining control of the allocated gold bullion bars, and the assertion of a claim by such liquidator for unpaid fees due to the Custodian could delay creations and redemptions of Creation Units.

The lack of diversification of warehouse locations for the physical gold bullion held by the Custodian could result in significant losses to the Funds if the gold bullion warehoused at such locations is lost, damaged, stolen or inaccessible.

Unless otherwise agreed between a Series’ and its Custodian, custody of the gold bullion deposited with and held for the account of the Series is provided by the Custodian at its London, England vaults or, when gold bullion has been allocated in a vault other than the Custodian’s London vault premises, by or for any subcustodian employed by the Custodian for the temporary custody and safekeeping of gold bullion until it can be transported to the Custodian’s London vault premises. The lack of diversification of warehouse locations could result in significant losses to the Funds if the Funds’ gold bullion bars held by the Custodians or any subcustodian on behalf of the Funds at any single location are lost, damaged, or stolen. The lack of diversification of warehouse locations could also result in significant losses if the gold bullion warehoused at a single location becomes inaccessible for a substantial period of time due to natural events (such as an earthquake) or human actions (such as a terrorist attack).

The Custodians are authorized to appoint from time to time one or more subcustodians to hold the Funds’ gold bullion until it can be transported to the Custodians’ vaults.

Resignation of a Custodian would likely lead to the termination of the Series if no successor is appointed.

Each Series and its Custodian may each terminate their respective Custody Agreements. The Sponsor would likely terminate and liquidate the Series if the Custody Agreement is terminated and no successor Custodian is appointed by the Sponsor. No assurance can be given that the Sponsor would be able to find an acceptable replacement custodian.

REGULATORY RISKS

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or, in the case of GLDM shareholders, the protections afforded by the Commodity Exchange Act of 1936.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such Act. Consequently, shareholders do not have the regulatory protections provided to investors in registered investment companies.

Furthermore, GLDM is not a commodity pool for purposes of the CEA, and none of the Sponsor, the Trustee, or the Marketing Agent is subject to regulation by the CFTC as a commodity pool operator in connection with GLDM Shares or a commodity trading advisor in connection with GLDM Shares. Consequently, holders of GLDM Shares do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

The gold bullion custody operations of the Custodians are not subject to specific governmental regulatory supervision.

The Custodians are responsible for the safekeeping of their respective Funds’ gold bullion and also facilitate the transfer of gold bullion into and out of the respective Funds. Although each Custodian is a market maker, clearer and approved weigher under the rules of the LBMA (which sets out good practices for participants in the bullion market), the LBMA is not an official or governmental regulatory body. Furthermore, although the Custodians are generally regulated in the UK by the Prudential Regulatory Authority and the Financial Conduct Authority, such regulations do not directly cover the Custodians’ gold bullion custody operations in the UK. Accordingly, the Funds are dependent on the Custodians to comply with the best practices of the LBMA and to implement satisfactory internal controls for their gold bullion custody operations to keep the Funds’ gold bullion secure.

NYSE Arca may halt trading in the Shares, which would adversely impact your ability to sell your Shares.

Trading in either of the Shares may be halted due to market conditions or for other reasons. For example, trading of the Shares may be halted by the NYSE Arca in accordance with NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in the Shares inadvisable. Trading may also be halted by the NYSE Arca in the event certain information about the value of the Shares or the NAV is not made available as required by such rules and procedures.

In addition, Shares may trade in the secondary market at times when a Series does not accept orders to purchase or redeem shares. At such times, shares may trade in the secondary market with more significant premiums or discounts than might be experienced at times when the Series accepts purchase and redemption orders.

Also, trading generally on the NYSE Arca is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. Either Series will be dissolved if its Shares are delisted from the NYSE Arca and are not approved for listing on another national securities exchange within five business days of their delisting.

The Trust is an emerging growth company subject to reduced public company reporting requirements.

The Trust is an “emerging growth company” as defined in the JOBS Act. The Trust has elected not to make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, which election is irrevocable. However, for so long as the Trust remains an emerging growth company, it will be subject to reduced public company reporting requirements. Among other things, emerging growth companies are exempt from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act, are exempt from certain “say on pay” provisions of the Dodd-Frank Act, and are subject to reduced disclosure requirements relating to executive compensation and audited financial statements. The Trust may take advantage of the exemptions and scaled requirements applicable to emerging growth companies.

RISKS RELATED TO TAXES

If a U.S. investor who or that is an individual, estate or trust (each referred to in this paragraph and the next paragraph as an “individual”) sells or exchanges Shares held for more than a year, any gain recognized on the sale or exchange generally will be subject to federal income tax at a maximum rate of 28% rather than the lower maximum rates applicable to most other long-term capital gains an individual recognizes.

Gains recognized by an individual from the sale of “collectibles,” which term includes gold held for more than one year, are subject to federal income tax at a maximum rate of 28% rather than the lower maximum rates applicable to most other long-term capital gains individuals recognize (currently a maximum of 20% for individuals). For these purposes, gain that an individual recognizes on the sale of an interest in a “grantor trust” that holds collectibles (such as the Trust) is treated as gain recognized on the sale of the collectibles, to the extent the gain is attributable to unrealized appreciation in value of the collectibles. Therefore, any gain recognized by an individual U.S. investor attributable to a sale or exchange of shares held for more than one year, or attributable to a Series’ sale of any gold that the investor is treated (through its ownership of shares) as having held for more than one year, generally will be subject to federal income tax at a maximum rate of 28%. The tax rates for capital gains recognized on the sale of assets held by an individual U.S. investor for one year or less, or by a taxpayer other than an individual, are generally the same as those at which ordinary income is taxed.

U.S. shareholders will be required to recognize gain or loss upon a sale of gold by the Funds (as discussed above), even though some or all of the proceeds of such sale are used by the Sponsor to pay the Funds’ expenses. U.S. shareholders may deduct their respective pro rata shares of each expense incurred by the Funds to the same extent as if they directly incurred such an expense. U.S. shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Funds as miscellaneous itemized deductions. An individual may not deduct miscellaneous itemized deductions for tax years beginning after December 31, 2017 and before January 1, 2026. For tax years beginning before January 1, 2018 and after December 31, 2025, individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to phase-outs and other limitations under applicable provisions of the Internal Revenue Code and regulations thereunder and, if the U.S. shareholder is an individual subject to the alternative minimum tax, may not be deductible at all.

Gold delivered in and out of GLDW pursuant to the Gold Delivery Agreement will have tax consequences to GLDW investors.

As a grantor trust, investors in GLDW will be treated as if they directly received their respective pro rata share of GLDW’s income, which will include income received as a result of the delivery by the Gold Delivery Provider of gold bullion to GLDW under the Gold Delivery Agreement. The character of this income will be determined on the basis of the particular circumstances of each investor. Each investor will receive an increase in its tax basis for its pro rata share of the fair market value of Gold Bullion received by GLDW from the Gold Delivery Provider. The payment by GLDW to the Gold Delivery Provider under the Gold Delivery Agreement will be treated as the disposition of Gold Bullion in the amount of such payment and may result in gain or loss to such investors.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Not applicable.

Item 3.    Legal Proceedings

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) SPDR® Long Dollar Gold Trust’s Shares are listed on the NYSE Arca under the symbol “GLDW” and have been since January 30, 2017. The following table sets forth the range of reported high and low closing prices of the Shares as reported on the NYSE Arca for the fiscal year ended September 30, 2018.

	High	Low
Fiscal Year Ended September 30, 2018:
Quarter Ended
December 31, 2017	$121.69	$116.88
March 31, 2018	$122.19	$119.17
June 30, 2018	$124.73	$120.40
September 30, 2018	$120.35	$113.95

As of October 31, 2018, there were approximately 37 DTC participating shareholders of record of GLDW.

SPDR® Gold MiniSharesSM Trust’s Shares are listed on the NYSE Arca under the symbol “GLDM” and have been since June 26, 2018. The following table sets for the range of reported high and low closing prices of the Shares as reported on the NYSE Arca for the fiscal period ended September 30, 2018.

Quarter Ended	High	Low
June 30, 2018	$12.59	$12.49
September 30, 2018	$12.59	$11.74

As of October 31, 2018, there were approximately 54 DTC participating shareholders of record of GLDM.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares of GLDW, as reported for NYSE Arca transactions.

Month	High	Low
June 2018	$123.27	$120.40
July 2018	$120.18	$117.47
August 2018	$118.35	$115.02
September 2018	$120.35	$113.95
October 2018	$120.98	$114.88
November 2018 (through November 23, 2018)	$121.18	$118.76

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares of GLDM, as reported for NYSE Arca transactions.

Month	High	Low
June 2018	$12.59	$12.49
July 2018	$12.59	$12.22
August 2018	$12.17	$11.74
September 2018	$12.07	$11.84
October 2018	$12.34	$11.89
November 2018 (through November 23, 2018)	$12.33	$12.00

b) Not applicable

c) Although GLDW does not purchase Shares directly from its shareholders, in connection with its redemption of Creation Units, GLDW redeemed 2 Creation Units (20,000 Shares) during the fiscal year ended September 30, 2018 as set forth in the table below.

Period	Total number of Shares redeemed	Average ounces of gold per Share
2/1/18 to 2/28/18	20,000	.0907

TOTAL	20,000	.0907

GLDM had no redemptions of Creation Units for the fiscal period ended September 30, 2018.

Item 6.     Selected Financial Data

The following selected financial data should be read in conjunction with GLDW, GLDM and the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Highlights

GLDW

(Amounts in 000’s of US$)	Year ended Sept-30, 2018
Net loss	$(1,242)
Net cash provided by operating activities	$—

(Amounts in 000’s of US$)	Fiscal period ended Sept-30, 2017
Net loss	$(337)
Net cash provided by operating activities	$—

GLDM

(Amounts in 000’s of US$)	Fiscal period ended Sept-30, 2018
Net loss	$(6,263)
Net cash provided by operating activities	$—

Statement of Operation Data:

GLDW

(Amounts in 000’s of US$, except per share data)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
EXPENSES
Sponsor fees	$65	$51
Gold Delivery Provider fees	33	26

Total expenses	98	77

Net investment loss	(98)	(77)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	3	3
Net realized gain/(loss) on Gold Delivery Agreement	635	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	221	270
Net realized gain/(loss) from gold distributed for the redemption of shares	149	486
Net change in unrealized appreciation/(depreciation) on investment in gold	(2,152)	814

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	(1,144)	(260)

Net Income/(Loss)	$(1,242)	$(337)

Net income/(loss) per share	$(7.57)	$(1.80)

Weighted average number of shares (in 000’s)	164	187

GLDM

(Amounts in 000’s of US$, except per share data)	Fiscal Period Ended Sep-30, 2018
EXPENSES
Sponsor fees	$47

Total expenses	47

Net investment loss	(47)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	(1)
Net realized gain/(loss) from gold distributed for the redemption of shares	—
Net change in unrealized appreciation/(depreciation) on investment in gold	(6,215)

Net realized and change in unrealized gain/(loss) on investment in gold	(6,216)

Net Income/(Loss)	$(6,263)

Net income/(loss) per share	$(0.75)

Weighted average number of shares (in 000’s)	8,371

Statement of Financial Condition Data:

GLDW

(Amounts in 000’s of US$)	Sep-30, 2018	Sep-30, 2017
ASSETS
Investment in Gold, at fair value (cost $27,380 and $13,592 at September 30, 2018 and 2017, respectively)	$26,042	$14,406
Gold Delivery Agreement receivable	276	21

Total Assets	$26,318	$14,427

LIABILITIES
Accounts payable to Sponsor	$8	$4
Gold Delivery Agreement payable	1	50

Total Liabilities	$9	$54

Net Assets	$26,309	$14,373

GLDM

(Amounts in 000’s of US$)	Sep-30, 2018
ASSETS
Investment in Gold, at fair value (cost $226,957 at September 30, 2018)	$220,742
Gold receivable	8,307

Total Assets	$229,049

LIABILITIES
Accounts payable to Sponsor	$21

Total Liabilities	$21

Net Assets	$229,028

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GLDW

GLDW issues Shares on a continuous basis in exchange for deposits of gold and distributes gold in connection with the redemption of Shares. The Shares are designed to provide investors with a cost-effective and convenient way to invest in gold as well as provide long U.S. Dollar exposure to a basket of currencies.

Investing in the Shares does not insulate the investor from risks, including price volatility. The following chart illustrates the movement in the market price of the Shares and NAV of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE Arca:

Share price & NAV v. gold price — January 30, 2017 to September 30, 2018

*	Index and gold price data have been normalized based on GLDW NAV price per share on January 30, 2017 for comparison purposes.

Source: Bloomberg, ICE Benchmark Administration, Solactive AG

Critical Accounting Policy

Valuation of Gold, Definition of Net Asset Value

GLDW’s policy is to value the investment in Gold Bullion at fair value. The Administrator will value the gold held by GLDW on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold

Price. The NAV of GLDW is the aggregate value of GLDW’s assets, including Gold Delivery Agreement less its liabilities. In determining the NAV of GLDW, the Administrator values the gold held by GLDW on the basis of the price of an ounce of gold determined by the IBA 10:30 a.m. auction process (“LBMA Gold Price AM”), which is an electronic auction, with the imbalance calculated and the price adjusted in rounds (30 seconds in duration). The auction runs twice daily at 10:30 a.m. and 3:00 p.m. London time. The Administrator determines the NAV of GLDW on each day the NYSE Arca is open for regular trading, generally as of 12:00 p.m. New York time. If no LBMA Gold Price AM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 p.m. New York time on a particular evaluation day, the next most recent LBMA Gold Price AM will be used in the determination of the NAV of GLDW, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination. Gold held by GLDW is reported at fair value on the Statements of Financial Condition.

Once the value of the gold has been determined, the Administrator subtracts all estimated accrued expenses and other liabilities of GLDW from the total value of the gold and all other assets of GLDW. The resulting figure is the NAV of GLDW. The NAV of GLDW is used to compute the Sponsor’s fee. The Administrator determines the NAV per Share by dividing the NAV of GLDW by the number of Shares outstanding as of the close of trading on the NYSE Arca.

The table below summarizes the impact of unrealized appreciation on GLDW’s gold holdings at September 30, 2018 and 2017:

GLDW

(Amount in 000’s of US$)	Sep-30, 2018	Sep-30, 2017

Investment in gold – cost	$27,380	$13,592
Unrealized appreciation/(depreciation) on investment in gold	(1,338)	814

Investment in gold – market value	$26,042	$14,406

GLDM

GLDM’s policy is to value the investment in Gold Bullion at fair value. The Administrator will value any Gold Bullion held by GLDM on the basis of the price of an ounce of gold as determined by the IBA. In determining the NAV of GLDM, the Administrator will value the Gold Bullion held by GLDM on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”). The Administrator will calculate the NAV of GLDM on each day the NYSE Arca is open for regular trading, at the earlier LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price PM will be used in the determination of the NAV of GLDM, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. Gold held by GLDM is reported at fair value on the Statement of Financial Condition.

Once the value of the gold has been determined, the Administrator subtracts all estimated accrued expenses and other liabilities of GLDM from the total value of the gold and all other assets of GLDM. The resulting figure is the NAV of GLDM. The NAV of GLDM is used to compute the Sponsor’s fee. The Administrator determines the NAV per Share by dividing the NAV of GLDM by the number of Shares outstanding as of the close of trading on NYSE Arca.

The table below summarizes the impact of unrealized appreciation on GLDM’s gold holdings at September 30, 2018 :

GLDM

(Amount in 000’s of US$)	Sep-30, 2018
Investment in gold – cost	$226,957
Unrealized appreciation/(depreciation) on investment in gold	(6,215)

Investment in gold – market value	$220,742

Review of Financial Results

GLDW

Financial Highlights (All amounts in the following table and the subsequent paragraphs, are in 000’s of US$)	For the year ended Sep-30 2018	For the fiscal period ended Sep-30, 2017
Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	$(1,144)	$(260)

Net Loss	$(1,242)	$(337)
Net cash provided by operating activities	$—	$—

GLDW’s net realized change in unrealized loss on investment in gold and Gold Delivery Agreement for the year ended September 30, 2018 of $1,144 is made up of realized gain of $3 for the sale of gold to pay Sponsor fees, a realized gain of $635 from the Gold Delivery Agreement, a realized gain of $221 on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $149 from gold distributed for the redemption of Shares and a change in unrealized depreciation of $2,152 on investment in gold.

GLDW’s net realized and change in unrealized loss on investment in gold and Gold Delivery Agreement for the fiscal period ended September 30, 2017 of $260 is made up of a realized gain of $3 from the sale of gold to pay Sponsor fees, a realized loss of $1,833 from the Gold Delivery Agreement, a realized gain of $270 on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $486 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $814 on investment in gold.

Selected Supplemental Data

	Sep-30, 2018	Sep-30, 2017
Ounces of Gold:
Opening balance	11,194.2	—
Creations (excluding gold receivable at September 30, 2018 and 2017 – 0)	12,422.3	22,071.7
Additions from Gold Delivery Agreement	6,322.7	3,712.9
Redemptions (excluding gold payable at September 30, 2018 and 2017 – 0)	(1,813.2)	(9,396.8)
Subtractions from Gold Delivery Agreement	(5,815.4)	(5,158.7)
Sales of gold	(74.1)	(57.7)
Gold Delivery Agreement Payable	.2	39.3
Gold Delivery Agreement Receivable	(232.3)	(16.5)

Closing balance	22,004.4	11,194.2

Gold price per ounce – LBMA Gold Price AM	$1,183.50	$1,286.95

Market value of gold holdings (in 000’s)	$26,042	$14,406

Number of Shares (in 000’s):
Opening balance	120	—
Creations	130	220
Redemptions	(20)	(100)

Closing balance	230	120

In the year ended September 30, 2018, 130,000 Shares (13 Creation Units) were created in exchange for 12,422.3 ounces of gold, and 20,000 Shares (2 Creation Units) were redeemed in exchange for 1,813.2 ounces of gold. GLDW received 6,322.7 ounces of gold in respect to the Gold Delivery Agreement. GLDW paid out 5,815.4 ounces of gold in respect to the Gold Delivery Agreement. For accounting purposes GLDW reflects creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation, but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDW delivers gold upon receipt of Shares. All references in this discussion to gold receivable and gold payable relate to the Gold Delivery Agreement. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.

At September 30, 2018, the amount of gold owned by GLDW before adjusting for the net Gold Delivery Agreement Receivable was 22,236.5 ounces, with a market value of $26,316,893 (cost — $27,654,426) based on the LBMA Gold Price AM on September 28, 2018 (in accordance with the Declaration of Trust).

At September 30, 2018, the Custodian held 22,004.4 ounces of gold in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $26,042,261 (cost — $27,379,794). Subcustodians did not hold any gold in their vaults on behalf of GLDW.

On September 12, 2018, Inspectorate International Limited concluded the annual full count of GLDW’s gold bullion held by the Custodian. On October 1, 2018, Inspectorate International Limited concluded reconciliation procedures from September 12, 2018 through September 30, 2018. The results can be found on www.spdrgoldshares.com.

Trading in the Shares of GLDW commenced on January 27, 2017. In the fiscal period ended September 30, 2017, 220,000 Shares (22 Creation Units) were created in exchange for 22,071.7 ounces of gold, and 100,000 Shares (10 Creation Units) were redeemed in exchange for 9,396.8 ounces of gold.

GLDW received 3,712.9 ounces of gold in respect to the Gold Delivery Agreement. GLDW paid out 5,158.7 ounces of gold in respect to the Gold Delivery Agreement. GLDW had 39.3 ounces of gold payable and 16.5 ounces receivable in regard to the Gold Delivery Agreement.

At September 30, 2017, the amount of gold owned by GLDW after adjusting for the net Gold Delivery Agreement Payable was 11,171.2 ounces, with a market value of $14,376,776 (cost — $13,562,812) based on the LBMA Gold Price AM on September 30, 2017 (in accordance with the Declaration of Trust).

At September 30, 2017, the Custodian held 11,194.2 ounces of gold in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $14,406,328 (cost — $13,592,141). Subcustodians did not hold any gold in their vaults on behalf of GLDW.

On September 12, 2017, Inspectorate International Limited concluded the annual full count of GLDW’s gold bullion held by the Custodian. On October 2, 2017, Inspectorate International Limited concluded reconciliation procedures from September 12, 2017 through September 30, 2017. The results can be found on www.spdrgoldshares.com.

Financial Highlights

GLDM

(All amounts in the following table and the subsequent paragraphs, are in 000’s of US$)

For the fiscal period ended Sep-30, 2018
Net realized and change in unrealized gain/(loss) on investment in gold	$(6,216)
Net Loss	$(6,263)
Net cash provided by operating activities	$—

GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the fiscal period ended September 30, 2018 of $(6,216) is made up of realized loss of $1 for the sale of gold to pay Sponsor fees, and a change in unrealized depreciation of $(6,215) on investment in gold.

Selected Supplemental Data

GLDM

Ounces of Gold:

Sep-30, 2018
Opening balance	—
Creations (excluding gold receivable at September 30, 2018 – 6,996.7)	185,949.5
Redemptions (excluding gold payable at September 30, 2018 – 0)	—
Sales of gold	(22.5)

Closing balance	185,927.0

Gold price per ounce – LBMA Gold Price PM	$1,187.25

Market value of gold holdings (in 000’s)	$220,742

Number of Shares (in 000’s):
Opening balance	—
Creations	19,300
Redemptions .	—

Closing balance	19,300

Trading in the Shares of GLDM commenced on June 26, 2018. In the fiscal period ended September 30, 2018, 19,300,000 Shares (193 Creation Units) were created in exchange for 185,949.5 ounces of gold, and 22.5 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation, but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.

At September 30, 2018, the amount of gold owned by GLDM was 192,923.7 ounces, with a market value of $229,048,719 (cost — $235,263,994) based on the LBMA Gold Price PM on September 28, 2018 (in accordance with the Declaration of Trust).

At September 30, 2018, the Custodian held 185,927 ounces of gold in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $220,741,876 (cost — $226,957,150). Subcustodians did not hold any gold in their vaults on behalf of GLDM.

On September 13, 2018, Inspectorate International Limited concluded the annual full count of GLDM’s gold bullion held by the Custodian. On October 1, 2018, Inspectorate International Limited concluded reconciliation procedures from September 13, 2018 through September 30, 2018. The results can be found on www.spdrgoldshares.com.

Cash Flow from Operations

Neither Funds had net cash flow from operations in the year ended September 30, 2018. Cash received in respect of gold sold to pay expenses in the year ended September 30, 2018 and the fiscal period ended September 30, 2017 was the same as those expenses, resulting in a zero cash balance at September 30, 2018 and 2017.

Off-Balance Sheet Arrangements

Neither the Funds nor Trust is a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2018, and also at September 30, 2017 in the case of GLDW, the Funds did not have any cash balances. When selling gold to pay expenses, the Funds endeavor to sell the exact amount of gold needed to pay expenses in order to minimize the Funds’ holdings of assets other than gold or any gold receivable. As a consequence, we expect that the Funds will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Funds’ Shares, it is important to understand the recent movements in the price of gold have been. However, past movements in the price of gold are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price AM in U.S. dollars per ounce over the period from January 30, 2017 (the first date GLDW Shares began trading on the NYSE Arca) to September 30, 2018.

Daily gold price — January 30, 2017 to September 30, 2018

LBMA Gold Price AM

The average, high, low and end-of-period gold prices for the period January 30, 2017 through September 30, 2018 LBMA Gold Price AM were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)

January 30, 2017 to March 31, 2017	$1,230.10	$1,256.90	Mar 27, 2017	$1,189.85	Jan 30, 2017	$1,241.70	Mar 31, 2017

April 1, 2017 to June 30, 2017	$1,257.49	$1,292.70	Jun 07, 2017	$1,221.00	May 11, 2017	$1,243.25	June 30, 2017

July 1, 2017 to September 30, 2017	$1,278.01	$1,350.90	Sep 08, 2017	$1,207.55	Jul 10, 2017	$1,286.95	Sep 29, 2017

October 1, 2017 to December 31, 2017	$1,276.68	$1,305.15	Oct 16, 2017	$1,241.60	Dec 13, 2017	$1,296.50	Dec 29, 2017

January 1, 2018 to March 31, 2018	$1,330.70	$1,360.25	Jan 25, 2018	$1,311.05	Feb 08, 2018	$1,323.90	Mar 29, 2018

April 1, 2018 to June 30, 2018	$1,306.26	$1,347.90	Apr 19, 2018	$1,250.50	Jun 28, 2018	$1,250.55	Jun 29, 2018

July 1, 2018 to September 30, 2018	$1,213.47	$1,262.60	Jul 09, 2018	$1,176.70	Aug 17, 2018	$1,183.50	Sep 28, 2018

January 30, 2017 to September 30, 2018	$1,272.06	$1,360.25	Jan 25, 2018	$1,176.70	Aug 17, 2018	$1,183.50	Sep 28, 2018

(1)	The end of period gold price is the LBMA Gold Price AM on the last business day of the period. This is in accordance with the basis used for calculating the NAV of GLDW.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period of April 1, 2018 through September 30, 2018. Past movements in the gold price are not indicators of future movements.

Daily gold price — April 1, 2018 to September 30, 2018

LBMA Gold Price PM

The average, high, low and end-of-period gold prices for the period from April 1, 2018 through September 30, 2018, based on the LBMA Gold Price PM were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
April 1, 2018 to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	Jun 29, 2018	$1,250.45	Jun 29, 2018
July 1, 2018 to September 30, 2018	$1,213.19	$1,262.05	Jul 09, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Declaration of Trust and the basis used for calculating the NAV of GLDM.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Funds are both passive investment vehicles. GLDW is not actively managed and is designed to track the Index during periods in which the Index is flat or declining as well as when the Index is rising. Accordingly, fluctuations in the value of gold bullion and/or the value of USD relative to the Reference Currencies will affect the value of GLDW Shares. Fluctuations in the value of gold bullion will also affect the value of GLDM Shares which are designed to reflect the performance of the price of gold bullion, less GLDM’s expenses.

Item 8.     Financial Statements and Supplementary Data

Quarterly Information

GLDW

Year Ended September 30, 2018

Year Ended September 30, 2018	Three Months Ended (unaudited)				Year Ended Sep-30, 2018
(Amounts in 000’s of US$, except per share data)	Dec-31, 2017	Mar-31, 2018	Jun-30, 2018	Sep-30, 2018
EXPENSES
Sponsor fees	$15	$15	$14	$21	$65
Gold Delivery Provider fees	7	8	8	10	33

Total expenses	22	23	22	31	98

Net investment loss	(22)	(23)	(22)	(31)	(98)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	1	1	—	3
Net realized gain/(loss) on Gold Delivery Agreement	(118)	(415)	939	229	635
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	61	168	55	(63)	221
Net realized gain/(loss) from gold distributed for the redemption of shares	—	149	—	—	149
Net change in unrealized appreciation/(depreciation) from investment in gold	137	98	(1,120)	(1,267)	(2,152)

Net realized and change in unrealized gain/(loss) from investment in gold and Gold Delivery Agreement	81	1	(125)	(1,101)	(1,144)

Net Income/(Loss)	$59	$(22)	$(147)	$(1,132)	$(1,242)

Net income/(loss) per share	$0.40	$(0.15)	$(0.99)	$(5.36)	$(7.57)

Weighted average number of shares (in 000’s)	148	150	148	211	164

Fiscal Period Ended September 30, 2017

GLDW

	Three Months Ended (unaudited)			Fiscal Period Ended Sep-30, 2017
(Amounts in 000’s of US$, except per share data)	Mar-31, 2017	Jun-30, 2017	Sep-30, 2017
EXPENSES
Sponsor fees	$13	$22	$16	$51
Gold Delivery Provider fees	7	11	8	26

Total expenses	20	33	24	77

Net investment loss	(20)	(33)	(24)	(77)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	1	1	3
Net realized gain/(loss) from Gold Delivery Agreement	(86)	(1,227)	(520)	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	39	115	116	270
Net realized gain/(loss) from gold distributed for the redemption of shares	—	—	486	486
Net change in unrealized appreciation/(depreciation) from investment in gold	812	(62)	64	814

Net realized and change in unrealized gain/(loss) from investment in gold and Gold Delivery Agreement	766	(1,173)	147	(260)

Net Income/(Loss)	$746	$(1,206)	$123	$(337)

Net income/(loss) per share	$3.85	$(5.48)	$0.80	$(1.80)

Weighted average number of shares (in 000’s)	194	220	153	187

Quarterly Information

GLDM

Fiscal Period Ended September 30, 2018

	Period Ended (unaudited)	Three Months Ended (unaudited)	Fiscal Period Ended
(Amounts in 000’s of US$, except per share data)	Jun-30, 2018	Sep-30, 2018	Sep-30, 2018
EXPENSES
Sponsor fees	$1	$46	$47

Total expenses	1	46	47

Net investment loss	(1)	(46)	(47)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	—	(1)	(1)
Net realized gain/(loss) from gold distributed for the redemption of shares	—	—	—
Net change in unrealized appreciation/(depreciation) on investment in gold	(367)	(5,848)	(6,215)

Net realized and change in unrealized gain/(loss) on investment in gold	(367)	(5,849)	(6,216)

Net Income/(Loss)	$(368)	$(5,895)	$(6,263)

Net income/(loss) per share	$(0.17)	$(0.68)	$(0.75)

Weighted average number of shares (in 000’s)	2,120	8,711	8,371

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein, which is incorporated by reference herein.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the fiscal year ended September 30, 2018.

Item 9A.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Chief Financial Officer of the Sponsor, and to the Audit Committee of the Board of Directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2018, the Trust’s disclosure controls and procedures were effective.

Change in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2018. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2018.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Neither the Funds nor the Trust has any directors, officers or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Joseph R. Cavatoni is the Principal Executive Officer and Laura S. Melman is the Chief Financial Officer and Treasurer of the Sponsor. The Board of Directors of the Sponsor consists of four individuals, of whom three serve on its Audit Committee. The Audit Committee is responsible for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company.

Joseph R. Cavatoni, age 50, is the Principal Executive Officer and President of the Sponsor. He joined the World Gold Council as Managing Director USA and ETFs in September 2016. From October 2016 to the present, he has served as Principal Executive Officer of World Gold Trust Services, LLC (“WGTS LLC”), sponsor of the SPDR® Gold Trust and an affiliate of the Sponsor. Prior to that, from April 2009 to December 2015 he served with BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, Mr. Cavatoni was on garden leave during June and July 2003. Prior to joining UBS Securities Asia Limited, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.

Laura S. Melman, age 51, is the Chief Financial Officer and Treasurer of the Sponsor. From February 2018, Ms. Melman also has served as Chief Financial Officer and Treasurer of WGTS LLC. She has served as the Treasurer and Chief Operating Officer of WGC USA, Inc., an affiliate of the Sponsor, since January 22, 2018. Ms. Melman was previously employed by PIMCO LLC from June 2012 until January 2018. During her tenure at PIMCO, Ms. Melman was Senior Vice President responsible for taxation, accounting and analytics for PIMCO’s funds and exchange traded funds (ETFs) worldwide. Ms. Melman’s responsibilities included complex product development, accounting, and taxation of financial instruments and investment strategies. Ms. Melman also served as an officer for PIMCO’s open-end and closed-end funds and ETFs. Prior to PIMCO, Ms. Melman served as Executive Director and Tax Director at J.P. Morgan Asset Management, managing tax, accounting and compliance issues for J.P. Morgan’s registered and unregistered fund products from August 2006 to June 2012. She has also served as Vice President of product development at BNY Mellon (September 2000-August 2006), where she helped to develop and launch the first exchange-traded gold trusts. Ms. Melman is listed as co-inventor of the business method patents that support the structure of exchange-traded commodity trusts. Prior to working within product development. Ms. Melman served with BNY Mellon as Vice President of taxation and fund accounting (September 1992-September 2000). Ms. Melman has also worked at PwC as a tax consultant (September 1989-September 1992) within the firm’s financial services practice. Ms. Melman earned her Bachelor of Science degree from Rutgers University and received her Master of Business Administration in Accounting from the Rutgers Graduate School of Management. She is a Certified Public Accountant.

William J. Shea, age 70, is Chairman of the Board of Directors of the Sponsor and a member of the Board’s Audit Committee. He was appointed to the Board when it was formed in January 2017. In January 2013, he was appointed to the Board of Directors of WGTS LLC, the sponsor of the largest exchange-traded fund in the world backed by physical gold and an affiliate of the Sponsor. He serves as Chairman of WGTS LLC’s Board of Directors and is a member of its Audit Committee. From March 1998 to the present, he has served on the Board of Directors of Caliber ID, Inc., which provides medical equipment supporting imaging and diagnosis at the cellular level in the treatment of skin cancer and other diseases, and was appointed Chairman in December 2010. Mr. Shea has been a member of the boards of AIG SunAmerica, a mutual funds company, from December 2004 to September 2016, and has served as Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England, from March 1999 to the present. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2005 to May 2014 and a board member of NASDAQ OMXBX/the Boston Stock Exchange, a US stock exchange, from March 1998 to December 2014.

The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGTS LLC.

Aram Shishmanian, age 67, is a Director on the Board of Directors of the Sponsor and a principal of the CPO since January 2017. He was appointed to the Board when it was formed in January 2017. In January 2013, he was appointed to the Board of Directors of WGTS LLC, the sponsor of the largest exchange-traded fund in the world backed by physical gold and an affiliate of the Sponsor. Since January 2009, he has also served as Chief Executive Officer of the World Gold Council, the ultimate parent of the Sponsor, since January 2009.

The Sponsor has concluded that Mr. Shishmanian should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions, his extensive experience as a management consultant and as a director on other boards, and the experience he has gained serving as a director of WGTS LLC.

Rocco Maggiotto, age 68, is a Director on the Board of Directors of the Sponsor, Chairman of the Board’s Audit Committee and a principal of the CPO since January 2017. He was appointed to the Board when it was formed in January 2017. In January 2013, he was appointed to the Board of Directors of WGTS LLC, sponsor of the largest exchange-traded fund in the world backed by physical gold and an affiliate of the Sponsor. He also serves as Chairman of the Audit Committee of WGTS LLC’s Board of Directors. Mr. Maggiotto is the Chief Executive Officer and Co-Founder of PWRCierge, LLC, an independent power company providing Cogeneration solutions and other energy management solutions for Continuing Care Retirement Communities and other non-profit institutions. He has served in this capacity from October 2012 to the present. From June 2012 to the present, Mr. Maggiotto has been the Managing Principal of Manchester Consulting Group, which consults with financial institutions. From June 2006 to June 2012, Mr. Maggiotto was Executive Vice President and Global Head of Customer and Distribution Management for Zurich Financial Services’ $35 billion General Insurance Business. He was responsible for the development and implementation of Zurich’s customer and distribution management strategies, its global industry practices and its relationships with the global broker organizations and served as Chairman of General Insurance’s Growth Agenda.

The Sponsor has concluded that Mr. Maggiotto should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and international public accounting firms, his extensive experience as a director on other boards, and the experience he has gained serving as a director of WGTS LLC.

Neal Wolkoff, age 63, is a Director on the Board of Directors of the Sponsor, a member of the Board’s Audit Committee and a principal of the CPO since January 2017. He was appointed to the Board when it was formed in January 2017. In January 2013, he was appointed to the Board of Directors of WGTS LLC, the sponsor of the largest exchange-traded fund in the world backed by physical gold and an affiliate of the Sponsor. He also serves as a member of the Audit Committee of WGTS LLC’s Board of Directors. In November 2003, Mr. Wolkoff founded, and since that date has served as CEO of, Wolkoff Consulting Services, LLC, a consulting firm. From December 2016 to the present, he has been a Principal in Health Care Financial Exchange Inc., a Delaware c-corporation, which is in the business of designing financial products for the healthcare industry. From July 2014 to December 2016, he was a member of U.S. Health Futures, LLC, which is in the business of designing financial products for the healthcare industry. Previously, from October 2008 to February 2012, he served as the Chief Executive Officer of ELX Futures, L.P., founded by major dealer banks and trading firms to compete in the area of interest rate futures.

The Sponsor has concluded that Mr. Wolkoff should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles at a major stock exchange and futures exchange, the experience he gained as a trial attorney, his extensive experience as a director on other boards, and the experience he has gained serving as a director of WGTS LLC.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents, including its Principal Executive Officer and Chief Financial Officer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available without charge by writing the Sponsor at 685 Third Avenue, 27th Floor, New York, NY 10017 or calling the Sponsor at (212) 317-3800. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14.    Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the year ended September 30, 2018 and fiscal period ended September 30, 2017 were:

	2018	2017
Audit fees	$203,250	$138,000
Audit-related fees	65,000	47,000

Total	$268,250	$185,000

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2018, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV

Item 15.     Exhibits and Financial Statements Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

Exhibits

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Trust, incorporated by reference from Exhibit 3.1 to the Form S-1 filed on August 28, 2015

3.2	Certificate of Amendment to Certificate of Trust, incorporated by reference from Exhibit 3.2 to the Form S-1/A filed on August 30, 2016

4.1	Third Amended and Restated Agreement and Declaration of Trust, dated January 6, 2017, incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on January 9, 2017

4.2	Form of Participant Agreement, incorporated by reference from Exhibit 4.2 to the Form S-1/A filed on January 9, 2017

10.1	Custody Agreement — Allocated Bullion Account Agreement, dated October 27, 2016, incorporated by reference from Exhibit 10.1 to the Form S-1/A filed on January 9, 2017

10.2	Custody Agreement — Unallocated Bullion Account Agreement, dated October 27, 2016, incorporated by reference from Exhibit 10.2 to the Form S-1/A filed on January 9, 2017

10.3	Index License Agreement, dated January 5, 2017, incorporated by reference from Exhibit 10.3 to the Form S-1/A filed on January 9, 2017

10.4	Fund Administration and Accounting Agreement, dated January 5, 2017, incorporated by reference from Exhibit 10.4 to the Form S-1/A filed on January 9, 2017

10.5	Transfer Agency and Service Agreement, dated January 5, 2017, incorporated by reference from Exhibit 10.5 to the Form S-1/A filed on January 9, 2017

10.6	Gold Delivery Agreement, dated December 28, 2016, incorporated by reference from Exhibit 10.6 to the Form S-1/A filed on January 9, 2017

10.7	Amended and Restated Sponsor Agreement, dated October 14, 2016, incorporated by reference from Exhibit 10.7 to the Form S-1/A filed on January 9, 2017

10.8	Custody Agreement (Cash Only), dated January 5, 2017, incorporated by reference from Exhibit 10.8 to the Form S-1/A filed on January 9, 2017

10.9	Master Marketing Agent Agreement, dated July 17, 2015, incorporated by reference from Exhibit 10.10 to the Form S-1/A filed on August 30, 2016

10.10	Amendment Agreement dated July 13, 2017 to the Gold Delivery Agreement, dated December 28, 2016, incorporated by reference from Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2016 filed on August 4, 2017

Exhibit Number	Description

10.11	Amendment dated November 28, 2017 to Amended and Restated Sponsor Amendment dated October 14, 2016, incorporated by reference from Exhibit 10.11 to the Form 10-K filed on November 29, 2017

10.12*	Amendment Agreement dated September 11, 2018, to the Gold Delivery Agreement, dated December 28, 2016

10.13	First Amendment to the Marketing Agent Agreement, incorporated by reference to Exhibit 10.13 to the Form S-1/A filed on June 13, 2018

23.1*	Consent of KPMG LLP (SPDR® Long Dollar Gold Trust)

23.2*	Consent of KPMG LLP (SPDR® Gold MiniSharesSM Trust)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018

99.1	Index Rules, dated September 12, 2016, incorporated by reference from Exhibit 99.1 to the Form S-1/A filed on January 9, 2017

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WGC USA Asset Management Company, LLC Sponsor of the World Gold Trust (Registrant)

Date: November 27, 2018	By:	/s/ Joseph R. Cavatoni
Joseph R. Cavatoni Principal Executive Officer*

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Title	Date

/s/ Joseph R. Cavatoni	Principal Executive Officer*	November 27, 2018
Joseph R. Cavatoni

/s/ Laura S. Melman	Chief Financial Officer and Treasurer*	November 27, 2018
Laura S. Melman

/s/ Aram Shishmanian	Director*	November 27, 2018
Aram Shishmanian

/s/ William J. Shea	Director*	November 27, 2018
William J. Shea

/s/ Rocco Maggiotto	Director*	November 27, 2018
Rocco Maggiotto

/s/ Neal Wolkoff	Director*	November 27, 2018
Neal Wolkoff

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of WGC USA ASSET MANAGEMENT COMPANY, LLC, the Sponsor of the Registrant.

WORLD GOLD TRUST

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2018

Report of Independent Registered Public Accounting Firm

To the Sponsor and Trustee

World Gold Trust:

Opinion on the Combined Financial Statements

We have audited the accompanying combined statements of financial condition of World Gold Trust and its series (the Trust), including the combined schedules of investments, as of September 30, 2018 and 2017, the related combined statements of operations, cash flows, and changes in net assets for the year ended September 30, 2018 and the period from January 27, 2017 (commencement of operations) to September 30, 2017, and the related notes (collectively, the combined financial statements). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2018 and September 30, 2017, and the results of its operations and its cash flows for the year ended September 30, 2018 and the period from January 27, 2017 (commencement of operations) to September 30, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These combined financial statements are the responsibility of management of the Trust’s sponsor. Our responsibility is to express an opinion on these combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management of the Trust’s sponsor, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the auditor of the Trust since 2016.

New York, New York

November 27, 2018

World Gold Trust

Combined Statements of Financial Condition

at September 30, 2018 and 2017

(Amounts in 000’s of US$)	Sep-30, 2018	Sep-30, 2017
ASSETS
Investment in Gold, at fair value (cost $254,337 and $13,592 at September 30, 2018 and 2017, respectively)	$246,784	$14,406
Gold Delivery Agreement receivable	276	21
Gold receivable	8,307	—

Total Assets	$255,367	$14,427

LIABILITIES
Accounts payable to Sponsor	$29	$4
Gold Delivery Agreement payable	1	50

Total Liabilities	$30	$54

Net Assets	$255,337	$14,373

See notes to the combined financial statements.

World Gold Trust

Combined Schedules of Investments

(All balances in 000’s except percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets
September 30, 2018
Investment in Gold	207.9	$254,337	$246,784	96.65%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	207.9	$254,337	$246,784	96.65%
Assets in excess of liabilities			8,553	3.35%

Net Assets			$255,337	100.00%

Derivatives Contract

at September 30, 2018

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/ (Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$26,042	6/30/22	$—

(All balances in 000’s except percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets
September 30, 2017
Investment in Gold	11.2	$13,592	$14,406	100.23%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	11.2	$13,592	$14,406	100.23%
Liabilities in excess of other assets			(33)	(0.23)%

Net Assets			$14,373	100.00%

Derivatives Contract

at September 30, 2017

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/ (Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$14,406	6/28/19	$—

See notes to the combined financial statements.

World Gold Trust

Combined Statements of Operations

For the year ended September 30, 2018 and the fiscal period ended September 30, 2017

(Amounts in 000’s of US$)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
EXPENSES
Sponsor fees	$112	$51
Gold Delivery Provider fees	33	26

Total expenses	145	77

Net investment loss	(145)	(77)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2	3
Net realized gain/(loss) on Gold Delivery Agreement	635	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	221	270
Net realized gain/(loss) from gold distributed for the redemption of shares	149	486
Net change in unrealized appreciation/(depreciation) on investment in gold	(8,367)	814

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	(7,360)	(260)

Net Income/(Loss)	$(7,505)	$(337)

See notes to the combined financial statements.

World Gold Trust

Combined Statements of Cash Flows

For the year ended September 30, 2018 and the fiscal period ended September 30, 2017

(Amounts in 000’s of US$)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$87	$47
Cash expenses paid	(87)	(47)

Increase/(Decrease) in cash resulting from operations	—	—
INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of shares	—	1
Cash paid for repurchase of shares	—	(1)

Increase/(Decrease) in cash resulting from financing activities	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$242,555	$26,550

Value of gold distributed for redemption of shares — net of gold payable	$(2,393)	$(11,840)

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows — net of Gold Delivery Agreement receivable	$7,750	$4,635

Value of Gold Delivery Agreement outflows — net of Gold Delivery Agreement payable	$(7,390)	$(6,439)

(Amounts in 000’s of US$)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$(7,505)	$(337)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gold paid for Gold Deliver Provider fees	33	26
Proceeds from sales of gold to pay expenses	87	47
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(2)	(3)
Net realized (gain)/loss from Gold Delivery Agreement	(635)	1,833
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(221)	(270)
Net realized (gain)/loss from gold distributed for the redemption of shares	(149)	(486)
Net change in unrealized (appreciation)/depreciation on investment in gold	8,367	(814)
Increase/(Decrease) in accounts payable to Sponsor	25	4

Net cash provided by operating activities	$—	$—

See notes to the combined financial statements.

World Gold Trust

Combined Statements of Changes in Net Assets

For the year ended September 30, 2018 and the fiscal period ended September 30, 2017

(Amounts in 000’s of US$)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
Net Assets – Opening Balance	$14,373	$—
Creations	250,862	26,550
Redemptions	(2,393)	(11,840)
Repurchase of shares	—	(1)
Issuance of shares	—	1
Net investment loss	(145)	(77)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2	3
Net realized gain/(loss) from Gold Delivery Agreement	635	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	221	270
Net realized gain/(loss) from gold distributed for the redemption of shares	149	486
Net change in unrealized appreciation/(depreciation) on investment in gold	(8,367)	814

Net Assets – Closing Balance	$255,337	$14,373

See notes to the combined financial statements.

WORLD GOLD TRUST

Notes to the Combined Financial Statements

1.    Organization

World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series of which two are operational at September 30, 2018. All of the series of the Trust are collectively referred to as the “Funds” and individually each a “Series.” The accompanying financial statements relate to the Trust, SPDR® Long Dollar Gold Trust (“GLDW”) and SPDR® Gold MiniSharesSM Trust (“GLDM”). GLDW commenced operations on January 27, 2017, and GLDM commenced operations on June 26, 2018. The fiscal year-end of both the Trust and the Funds is September 30.

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

These financial statements present the financial condition, results of operations and cash flows of the Funds and the Trust combined. For the periods presented, there were no balances or activity for the Trust apart from those from the Funds, and the footnotes accordingly relate to the Funds, unless stated otherwise.

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

WORLD GOLD TRUST

Notes to the Combined Financial Statements

2.3.    Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments of sufficient credit quality with original maturity of three months or less.

2.4.    Solactive GLD® Long USD Gold Index—Gold Delivery Agreement

Pursuant to the terms of the Gold Delivery Agreement, GLDW has entered into a transaction to deliver gold bullion to, or receive gold bullion from, Merrill Lynch International, as Gold Delivery Provider, each Business Day. The amount of gold bullion transferred essentially will be equivalent to GLDW’s profit or loss as if it had exchanged the Reference Currencies comprising the Index (“FX Basket”), in the proportion in which they are reflected in the Index, for USDs in an amount equal to its holdings of gold bullion on such day. In general, if there is a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increases), GLDW will receive gold bullion. In general, if there is a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreases), it will deliver gold bullion. In this manner, the amount of gold bullion held will be adjusted to reflect the daily change in the value of the Reference Currencies comprising the FX Basket against the USD. The Gold Delivery Agreement requires gold bullion ounces, calculated pursuant to formulas contained in the Gold Delivery Agreement, to be delivered to the custody account of GLDW or the Gold Delivery Provider, as applicable. The fee that GLDW pays the Gold Delivery Provider for its services under the Gold Delivery Agreement is accrued daily and reflected in the calculation of the amount of gold bullion to be delivered pursuant to the Gold Delivery Agreement. The realized gain/loss from the Gold Delivery Agreement is disclosed on the Combined Statements of Operations and the Combined Statements of Changes in Net Assets.

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

Level 2 –

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in

WORLD GOLD TRUST

Notes to the Combined Financial Statements

2.5.    Fair Value Measurement—(continued)

markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 –	Inputs that are unobservable for the asset and liability, including the Funds’ assumptions (if any) used in determining the fair value of investments.

The following table summarizes the Funds’ investments at fair value:

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$246,784	$—	$—
Gold Delivery Agreement	—	—	—

Total	$246,784	$—	$—

(Amounts in 000’s of US$) September 30, 2017	Level 1	Level 2	Level 3
Investment in Gold	$14,406	$—	$—
Gold Delivery Agreement	—	—	—

Total	$14,406	$—	$—

There were no transfers between Level 1 and other Levels for the year ended September 30, 2018 and fiscal period ended September 30, 2017.

The Administrator values the gold held by the Funds on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. In determining the net asset value (“NAV”) of the Funds, the Administrator values the gold held by the Funds on the basis of the price of an ounce of gold determined by the IBA auction process, which is an electronic auction, with the imbalance calculated and the price adjusted in rounds (30 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculates the NAV of the Funds on each day the NYSE Arca is open for regular trading. If no gold price is made on a particular evaluation day, the next most recent gold price is used in the determination of the NAV of the Funds, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

2.6.    Custody of Gold

Gold bullion is held by HSBC Bank plc on behalf of GLDW, and by ICBC Standard Bank Plc on behalf of GLDM each individually referred to as the “Custodian.”

WORLD GOLD TRUST

Notes to the Combined Financial Statements

2.7.    Gold Receivable/Payable

Gold receivable/payable represents the quantity of gold covered by contractually binding orders for the creation/redemption of Shares where the gold has not yet been transferred into/out of the Series’ account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2018	Sep-30, 2017
Gold receivable	$8,307	$—

(Amounts in 000’s of US$)	Sep-30, 2018	Sep-30, 2017
Gold payable	$—	$—

2.8    Gold Delivery Agreement Receivable

Gold Delivery Agreement receivable represents the quantity of gold due to be received under the Gold Delivery Agreement. The gold is transferred to GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date.

(Amounts in 000’s of US$)	Sep-30, 2018	Sep-30, 2017
Gold Delivery Agreement receivable	$276	$21

2.9     Gold Delivery Agreement Payable

Gold Delivery Agreement payable represents the quantity of gold due to be delivered under the Gold Delivery Agreement. The gold is transferred from GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date.

(Amounts in 000’s of US$)	Sep-30, 2018	Sep-30, 2017
Gold Delivery Agreement payable	$1	$50

2.10    Creations and Redemptions of Shares

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

WORLD GOLD TRUST

Notes to the Combined Financial Statements

2.10    Creations and Redemptions of Shares—(continued)

As the Shares of the Funds are redeemable in Creation Units at the option of the Authorized Participants, the Funds have classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the year ended September 30, 2018 and the fiscal period ended September 30, 2017 are as follows:

(Amounts in 000’s)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
Activity in Number of Shares Created and Redeemed:
Creations	19,430	220
Redemptions	(20)	(100)

Net change in Number of Shares Created and Redeemed	19,410	120

(Amounts in 000’s of US$)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
Activity in Value of Shares Created and Redeemed:
Creations	$250,862	$26,550
Redemptions	(2,393)	(11,840)

Net change in Value of Shares Created and Redeemed	$248,469	$14,710

2.11.    Income and Expense

(Amounts in 000’s of US$)

The Administrator will, at the direction of the Sponsor, sell the Funds’ gold as necessary to pay the Funds’ expenses. When selling gold to pay expenses, the Administrator will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Funds’ holdings of assets other than gold. Unless otherwise directed by the Sponsor, to meet expenses the Administrator will give a sell order and sell gold to the Custodian following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay Sponsor fees on the Combined Statements of Operations.

The Funds’ net realized and change in unrealized loss on investment in gold and Gold Delivery Agreement for the year ended September 30, 2018 of $7,360 is made up of a realized gain of $2 from the sale of gold to pay Sponsor fees, a realized gain of $635 from the Gold Delivery Agreement, a realized gain of $221 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $149 from gold distributed for the redemption of Shares, and a change in unrealized depreciation of $8,367 on investment in gold.

The Funds’ net realized and change in unrealized loss on investment in gold and Gold Delivery Agreement for the fiscal period ended September 30, 2017 of $260 is made up of a realized gain of $3 from the sale of gold to pay Sponsor fees, a realized loss of $1,833 from the Gold Delivery Agreement, a realized gain of $270 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $486 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $814 on investment in gold.

WORLD GOLD TRUST

Notes to the Combined Financial Statements

2.12.    Income Taxes

The Funds are classified as “grantor trusts” for U.S. federal income tax purposes. As a result, the Funds are not subject to U.S. federal income tax. Instead, the Funds’ income and expenses “flow through” to the Shareholders, and the Administrator will report the Funds’ proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2018 or 2017. There are no open tax years or examinations in progress at period end.

2.13.    New Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The update provides guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. Management does not currently expect these changes to have a material impact to future financial statements.

3.    Quarterly Combined Statements of Operations

Year Ended September 30, 2018

	Three Months Ended (unaudited)				Year ended Sep-30, 2018
(Amounts in 000’s of US$)	Dec-31, 2017	Mar-31, 2018	Jun-30, 2018	Sep-30, 2018
EXPENSES
Sponsor fees	$15	$15	$15	$67	$112
Gold Delivery Provider fees	7	8	8	10	33

Total expenses	22	23	23	77	145

Net investment loss	(22)	(23)	(23)	(77)	(145)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	1	1	(1)	2
Net realized gain/(loss) on Gold Delivery Agreement	(118)	(415)	939	229	635
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	61	168	55	(63)	221
Net realized gain/(loss) from gold distributed for the redemption of shares	—	149	—	—	149
Net change in unrealized appreciation/(depreciation) from investment in gold	137	98	(1,487)	(7,115)	(8,367)

Net realized and change in unrealized gain/(loss) from investment in gold and Gold Delivery Agreement	81	1	(492)	(6,950)	(7,360)

Net Income/(Loss)	$59	$(22)	$(515)	$(7,027)	$(7,505)

WORLD GOLD TRUST

Notes to the Combined Financial Statements

3.    Quarterly Combined Statements of Operations — (continued)

Fiscal Period Ended September 30, 2017

	Three Months Ended (unaudited)
(Amounts in 000’s of US$)	Mar-31, 2017	Jun-30, 2017	Sep-30, 2017	Fiscal Period Ended Sep-30, 2017
EXPENSES
Sponsor fees	$13	$22	$16	$51
Gold Delivery Provider fees	7	11	8	26

Total expenses	20	33	24	77

Net investment loss	(20)	(33)	(24)	(77)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	1	1	3
Net realized gain/(loss) from Gold Delivery Agreement	(86)	(1,227)	(520)	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	39	115	116	270
Net realized gain/(loss) from gold distributed for the redemption of shares	—	—	486	486
Net change in unrealized appreciation/(depreciation) from investment in gold	812	(62)	64	814

Net realized and change in unrealized gain/(loss) from investment in gold and Gold Delivery Agreement	766	(1,173)	147	(260)

Net income/(loss)	$746	$(1,206)	$123	$(337)

4.    Fund Expenses

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

5.    Foreign Currency Risk

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

WORLD GOLD TRUST

Notes to the Combined Financial Statements

5.    Foreign Currency Risk—(continued)

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

6.    Counterparty Risk

If the Gold Delivery Provider fails to deliver gold pursuant to its obligations under the Gold Delivery Agreement, such failure would have an adverse effect on GLDW in meeting its investment objective. Moreover, to the extent that the Gold Delivery Provider is unable to honor its obligations under the Agreement, such as due to bankruptcy or default under the Agreement or for any other reason, GLDW would need to find a new entity to act in the same capacity as the Gold Delivery Provider. If it could not quickly find a new entity to act in that capacity, it may not be able to meet its investment objective. The transactions under the Gold Delivery Agreement will terminate on June 30, 2022, unless the parties can agree on extension terms. If the parties cannot agree on extension terms and GLDW is unable to find a new entity to act as Gold Delivery Provider, GLDW may not be able to meet its investment objective.

7.     Concentration of Risk

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

WORLD GOLD TRUST

Notes to the Combined Financial Statements

8.     Derivative Contract Information

For the year ended September 30, 2018 and the fiscal period ended September 30, 2017, the effect of GLDW’s derivative contracts on the Combined Statements of Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
(Amounts in 000’s of US$)
Currency Risk	Net realized gain/(loss) on Gold Delivery Agreement	$635	$(1,833)

The table below summarizes the average daily notional value of derivative contracts outstanding during the periods:

	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
(Amounts in 000’s of US$)
Average notional	$19,634	$22,963

The notional of the contract varies daily based on the amount of gold held at the Custodian.

At September 30, 2018 and 2017, GLDW’s over-the-counter (“OTC”) derivative assets and liabilities are as follows:

Gross Amounts of Assets and Liabilities Presented in the Combined Statements of Financial Condition
	Assets[a]	Liabilities[a]
Derivatives
Gold Delivery Agreement	$—	$—

[a]	Absent an event of default or early termination, OTC derivative assets and liabilities are presented gross and not offset on the Combined Statements of Financial Condition.

At September 30, 2018 and 2017, GLDW’s OTC derivative assets, which may offset against its OTC derivative liabilities and collateral received from the counterparty, are as follows:

Amounts Not Offset in the Combined Statements of Financial Condition
	Gross Amounts of Assets Presented in the Combined Statements of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Received	Cash Collateral Received	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

WORLD GOLD TRUST

Notes to the Combined Financial Statements

8.     Derivative Contract Information — (continued)

At September 30, 2018 and 2017, GLDW’s OTC derivative liabilities, which may offset against its OTC derivative assets and collateral pledged from the counterparty, are as follows:

Amounts Not Offset in the Combined Statements of Financial Condition
	Gross Amounts of Liabilities Presented in the Combined Statements of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Pledged	Cash Collateral Pledged	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

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

10.    Financial Highlights

Management does not believe including Financial Highlights on a combined evaluation is meaningful. Refer to GLDW’s and GLDM’s Notes to the Financial Statements for respective Financial Highlight calculations.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Trustee

SPDR® Long Dollar Gold Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of SPDR® Long Dollar Gold Trust (GLDW), a series of the World Gold Trust (the Trust), including the schedules of investments, as of September 30, 2018 and 2017, the related statements of operations, cash flows, and changes in net assets for the year ended September 30, 2018 and the period from January 27, 2017 (commencement of operations) to September 30, 2017, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of GLDW as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the year ended September 30, 2018 and the period from January 27, 2017 (commencement of operations) to September 30, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of management of the Trust’s sponsor. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to GLDW in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. GLDW is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of GLDW’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management of the Trust’s sponsor, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the auditor of GLDW since 2016.

New York, New York

November 27, 2018

SPDR® Long Dollar Gold Trust

Statements of Financial Condition

at September 30, 2018 and 2017

(Amounts in 000’s of US$ except for share and per share data)	Sep-30, 2018	Sep-30, 2017
ASSETS
Investment in Gold, at fair value (cost $27,380 and $13,592 at September 30, 2018 and 2017, respectively)	$26,042	$14,406
Gold Delivery Agreement receivable	276	21

Total Assets	$26,318	$14,427

LIABILITIES
Accounts payable to Sponsor	$8	$4
Gold Delivery Agreement payable	1	50

Total Liabilities	$9	$54

Net Assets	$26,309	$14,373

Shares issued and outstanding(1)	230,000	120,000
Net asset value per Share	$114.39	$119.77

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements.

SPDR® Long Dollar Gold Trust

Schedules of Investments

(All balances in 000’s except percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets
September 30, 2018
Investment in Gold	22.0	$27,380	$26,042	98.99%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	22.0	$27,380	$26,042	98.99%
Assets in excess of liabilities			267	1.01%

Net Assets			$26,309	100.00%

Derivatives Contract

at September 30, 2018

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/ (Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$26,042	6/30/22	$—

(All balances in 000’s except percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets
September 30, 2017
Investment in Gold	11.2	$13,592	$14,406	100.23%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	11.2	$13,592	$14,406	100.23%
Liabilities in excess of other assets			(33)	(0.23)%

Net Assets			$14,373	100.00%

Derivatives Contract

at September 30, 2017

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/ (Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$14,406	6/28/19	$—

See notes to the financial statements.

SPDR® Long Dollar Gold Trust

Statements of Operations

For the year ended September 30, 2018 and the fiscal period ended September 30, 2017

(Amounts in 000’s of US$, except per share data)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
EXPENSES
Sponsor fees	$65	$51
Gold Delivery Provider fees	33	26

Total expenses	98	77

Net investment loss	(98)	(77)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	3	3
Net realized gain/(loss) on Gold Delivery Agreement	635	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	221	270
Net realized gain/(loss) from gold distributed for the redemption of shares	149	486
Net change in unrealized appreciation/(depreciation) on investment in gold	(2,152)	814

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	(1,144)	(260)

Net Income/(Loss)	$(1,242)	$(337)

Net income/(loss) per share	$(7.57)	$(1.80)

Weighted average number of shares (in 000’s)	164	187

See notes to the financial statements.

SPDR® Long Dollar Gold Trust

Statements of Cash Flows

For the year ended September 30, 2018 and the fiscal period ended September 30, 2017

(Amounts in 000’s of US$)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$61	$47
Cash expenses paid	(61)	(47)

Increase/(Decrease) in cash resulting from operations	—	—
INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of shares	—	1
Cash paid for repurchase of shares	—	(1)

Increase/(Decrease) in cash resulting from financing activities	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$15,571	$26,550

Value of gold distributed for redemption of shares — net of gold payable	$(2,393)	$(11,840)

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows — net of Gold Delivery Agreement receivable	$7,750	$4,635

Value of Gold Delivery Agreement outflows — net of Gold Delivery Agreement payable	$(7,390)	$(6,439)

(Amounts in 000’s of US$)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$(1,242)	$(337)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gold paid for Gold Delivery Provider fees	33	26
Proceeds from sales of gold to pay expenses	61	47
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(3)	(3)
Net realized (gain)/loss from Gold Delivery Agreement	(635)	1,833
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(221)	(270)
Net realized (gain)/loss from gold distributed for the redemption of shares	(149)	(486)
Net change in unrealized (appreciation)/depreciation on investment in gold	2,152	(814)
Increase/(Decrease) in accounts payable to Sponsor	4	4

Net cash provided by operating activities	$—	$—

See notes to the financial statements.

SPDR® Long Dollar Gold Trust

Statements of Changes in Net Assets

For the year ended September 30, 2018 and the fiscal period ended September 30, 2017

(Amounts in 000’s of US$)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
Net Assets – Opening Balance	$14,373	$—
Creations	15,571	26,550
Redemptions	(2,393)	(11,840)
Repurchase of shares	—	(1)
Issuance of shares	—	1
Net investment loss	(98)	(77)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	3	3
Net realized gain/(loss) from Gold Delivery Agreement	635	(1,833)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	221	270
Net realized gain/(loss) from gold distributed for the redemption of shares	149	486
Net change in unrealized appreciation/(depreciation) on investment in gold	(2,152)	814

Net Assets – Closing Balance	$26,309	$14,373

See notes to the financial statements.

SPDR® Long Dollar Gold Trust

Notes to the Financial Statements

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

2.1    Basis of Accounting

GLDW is an investment company within the scope of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and therefore applies the specialized accounting and reporting guidance therein. It is not registered as an investment company under the Investment Company Act of 1940, as amended.

SPDR® Long Dollar Gold Trust

Notes to the Financial Statements

2.2    Basis of Presentation

The financial statements are presented for GLDW individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to GLDW shall be enforceable only against its assets and not against the assets of the Trust generally or any other series that the Trust may establish.

2.3    Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments of sufficient credit quality with original maturity of three months or less.

2.4    Solactive GLD® Long USD Gold Index—Gold Delivery Agreement

Pursuant to the terms of the Gold Delivery Agreement, GLDW has entered into a transaction to deliver gold bullion to, or receive gold bullion from, Merrill Lynch International, as Gold Delivery Provider, each Business Day. The amount of gold bullion transferred essentially will be equivalent to GLDW’s profit or loss as if it had exchanged the Reference Currencies comprising the Index (“FX Basket”), in the proportion in which they are reflected in the Index, for USDs in an amount equal to its holdings of gold bullion on such day. In general, if there is a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increases), GLDW will receive gold bullion. In general, if there is a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreases), it will deliver gold bullion. In this manner, the amount of gold bullion held will be adjusted to reflect the daily change in the value of the Reference Currencies comprising the FX Basket against the USD. The Gold Delivery Agreement requires gold bullion ounces, calculated pursuant to formulas contained in the Gold Delivery Agreement, to be delivered to the custody account of GLDW or the Gold Delivery Provider, as applicable. The fee that GLDW pays the Gold Delivery Provider for its services under the Gold Delivery Agreement is accrued daily and reflected in the calculation of the amount of gold bullion to be delivered pursuant to the Gold Delivery Agreement. The realized gain/loss from the Gold Delivery Agreement is disclosed on the Statements of Operations and the Statements of Changes in Net Assets.

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

SPDR® Long Dollar Gold Trust

Notes to the Financial Statements

2.5    Fair Value Measurement — (continued)

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

Level 3 –	Inputs that are unobservable for the asset and liability, including a fund’s assumptions (if any) used in determining the fair value of investments.

The following table summarizes GLDW’s investments at fair value:

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$26,042	$—	$—
Gold Delivery Agreement	—	—	—

Total	$26,042	$—	$—

(Amounts in 000’s of US$) September 30, 2017	Level 1	Level 2	Level 3
Investment in Gold	$14,406	$—	$—
Gold Delivery Agreement	—	—	—

Total	$14,406	$—	$—

There were no transfers between Level 1 and other Levels for the year ended September 30, 2018 and fiscal period ended September 30, 2017.

The Administrator values the gold held by GLDW on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. In determining the net asset value (“NAV”) of GLDW, the Administrator values the gold held on the basis of the price of an ounce of gold determined by the IBA 10:30 AM auction process (“LBMA Gold Price AM”), which is an electronic auction, with the imbalance calculated and the price adjusted in rounds (30 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculates the NAV of GLDW on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price AM is made on a particular evaluation day or if the LBMA Gold Price PM has not been

SPDR® Long Dollar Gold Trust

Notes to the Financial Statements

2.5    Fair Value Measurement — (continued)

announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM is used in the determination of the NAV of GLDW, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

2.6    Custody of Gold

Gold bullion is held by HSBC Bank plc on behalf of GLDW. During the year ended September 30, 2018 and fiscal period ended September 30, 2017, no gold was held by a subcustodian.

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

(Amounts in 000’s of US$)	Sep-30, 2018	Sep-30, 2017
Gold Delivery Agreement receivable	$276	$21
Gold Receivable	—	—

2.8     Gold Delivery Agreement Payable and Gold Payable

Gold Delivery Agreement payable represents the quantity of gold due to be delivered under the Gold Delivery Agreement. The gold is transferred from GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date.

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDW’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2018	Sep-30, 2017
Gold Delivery Agreement payable	$1	$50
Gold Payable	—	—

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

SPDR® Long Dollar Gold Trust

Notes to the Financial Statements

2.9    Creations and Redemptions of Shares — (continued)

GLDW commenced trading shares in January 2017. As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDW has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the year ended September 30, 2018 and the fiscal period ended September 30, 2017 are as follows:

(Amounts in 000’s)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
Activity in Number of Shares Created and Redeemed:
Creations	130	220
Redemptions	(20)	(100)

Net change in Number of Shares Created and Redeemed	110	120

(Amounts in 000’s of US$)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
Activity in Value of Shares Created and Redeemed:
Creations	$15,571	$26,550
Redemptions	(2,393)	(11,840)

Net change in Value of Shares Created and Redeemed	$13,178	$14,710

2.10    Income and Expense

           (Amounts in 000’s of US$)

The Administrator will, at the direction of the Sponsor, sell GLDW’s gold as necessary to pay its expenses. When selling gold to pay expenses, the Administrator will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize GLDW’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, to meet expenses the Administrator will give a sell order and sell gold to the Custodian at the next LBMA Gold Price AM following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay Sponsor fees on the Statements of Operations.

GLDW’s net realized and change in unrealized loss on investment in gold and Gold Delivery Agreement for the year ended September 30, 2018 of $1,144 is made up of a realized gain of $3 from the sale of gold to pay Sponsor fees, a realized gain of $635 from the Gold Delivery Agreement, a realized gain of $221 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $149 from gold distributed for the redemption of Shares, and a change in unrealized depreciation of $2,152 on investment in gold.

GLDW’s net realized and change in unrealized loss on investment in gold and Gold Delivery Agreement for the fiscal period ended September 30, 2017 of $260 is made up of a realized gain of $3 from the sale of gold to pay Sponsor fees, a realized loss of $1,833 from the Gold Delivery Agreement, a realized gain of $270 on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $486 from gold distributed for the redemption of Shares, and a change in unrealized appreciation of $814 on investment in gold.

SPDR® Long Dollar Gold Trust

Notes to the Financial Statements

2.11    Income Taxes

GLDW is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the Shareholders, and the Administrator will report GLDW’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2018 or 2017. There are no open tax years or examinations in progress at year end.

2.12     New Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The update provides guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. Management does not currently expect these changes to have a material impact to future financial statements.

3.    Quarterly Statements of Operations

Year Ended September 30, 2018

	Three Months Ended (unaudited)
(Amounts in 000’s of US$, except per share data)	Dec-31, 2017	Mar-31, 2018	Jun-30, 2018	Sep-30, 2018	Year Ended Sep-30, 2018
EXPENSES
Sponsor fees	$15	$15	$14	$21	$65
Gold Delivery Provider fees	7	8	8	10	33

Total expenses	22	23	22	31	98

Net investment loss	(22)	(23)	(22)	(31)	(98)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	1	1	—	3
Net realized gain/(loss) on Gold Delivery Agreement	(118)	(415)	939	229	635
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	61	168	55	(63)	221
Net realized gain/(loss) from gold distributed for the redemption of shares	—	149	—	—	149
Net change in unrealized appreciation/(depreciation) from investment in gold	137	98	(1,120)	(1,267)	(2,152)

Net realized and change in unrealized gain/(loss) from investment in gold and Gold Delivery Agreement	81	1	(125)	(1,101)	(1,144)

Net Income/(Loss)	$59	$(22)	$(147)	$(1,132)	$(1,242)

Net income/(loss) per share	$0.40	$(0.15)	$(0.99)	$(5.36)	$(7.57)

Weighted average number of shares (in 000’s)	148	150	148	211	164

SPDR® Long Dollar Gold Trust

Notes to the Financial Statements

3.    Quarterly Statements of Operations — (continued)

Fiscal Period Ended September 30, 2017

	Three Months Ended (unaudited)
(Amounts in 000’s of US$, except per share data)	Mar-31, 2017	Jun-30, 2017	Sep-30, 2017	Fiscal Period Ended Sep-30, 2017
EXPENSES
Sponsor fees	$13	$22	$16	$51
Gold Delivery Provider fees	7	11	8	26

Total expenses	20	33	24	77

Net investment loss	(20)	(33)	(24)	(77)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1	1	1	3
Net realized gain/(loss) from Gold Delivery Agreement	(86)	(1,227)	(520)	(1,833)
Net realized gain/(loss) from gold sold to cover Gold Delivery Provider fees	39	115	116	270
Net realized gain/(loss) from gold distributed for the redemption of shares	—	—	486	486
Net change in unrealized appreciation/(depreciation) from investment in gold	812	(62)	64	814

Net realized and change in unrealized gain/(loss) from investment in gold and Gold Delivery Agreement	766	(1,173)	147	(260)

Net Income/(Loss)	$746	$(1,206)	$123	$(337)

Net income/(loss) per share	$3.85	$(5.48)	$0.80	$(1.80)

Weighted average number of shares (in 000’s)	194	220	153	187

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

SPDR® Long Dollar Gold Trust

Notes to the Financial Statements

5.    Fund Expenses

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

6.    Concentration of Risk

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

7.    Foreign Currency Risk

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

SPDR® Long Dollar Gold Trust

Notes to the Financial Statements

8.    Counterparty Risk

If the Gold Delivery Provider fails to deliver gold pursuant to its obligations under the Gold Delivery Agreement, such failure would have an adverse effect on GLDW in meeting its investment objective. Moreover, to the extent that the Gold Delivery Provider is unable to honor its obligations under the Agreement, such as due to bankruptcy or default under the Agreement or for any other reason, GLDW would need to find a new entity to act in the same capacity as the Gold Delivery Provider. If it could not quickly find a new entity to act in that capacity, it may not be able to meet its investment objective. The transactions under the Gold Delivery Agreement will terminate on June 30, 2022, unless the parties can agree on extension terms. If the parties cannot agree on extension terms and GLDW is unable to find a new entity to act as Gold Delivery Provider, GLDW may not be able to meet its investment objective.

9.    Derivative Contract Information

For the year ended September 30, 2018 and the fiscal period ended September 30, 2017, the effect of derivative contracts on GLDW’s Statements of Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
(Amounts in 000’s of US$)
Currency Risk	Net realized gain/(loss) on Gold Delivery Agreement	$635	$(1,833)

The table below summarizes the average daily notional value of derivative contracts outstanding during the periods:

	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
(Amounts in 000’s of US$)
Average notional	$19,634	$22,963

The notional of the contract varies daily based on the amount of gold held at the Custodian.

At September 30, 2018 and 2017, GLDW’s over-the-counter (“OTC”) derivative assets and liabilities are as follows:

Gross Amounts of Assets and Liabilities Presented in the Statements of Financial Condition
	Assets[a]	Liabilities[a]
Derivatives
Gold Delivery Agreement	$—	$—

a	Absent an event of default or early termination, OTC derivative assets and liabilities are presented gross and not offset on the Statements of Financial Condition.

SPDR® Long Dollar Gold Trust

Notes to the Financial Statements

9.    Derivative Contract Information — (continued)

At September 30, 2018 and 2017, GLDW’s OTC derivative assets, which may offset against its OTC derivative liabilities and collateral received from the counterparty, are as follows:

Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Received	Cash Collateral Received	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

At September 30, 2018 and 2017, GLDW’s OTC derivative liabilities, which may offset against its OTC derivative assets and collateral pledged from the counterparty, are as follows:

Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Pledged	Cash Collateral Pledged	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

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

SPDR® Long Dollar Gold Trust

Notes to the Financial Statements

11.    Financial Highlights

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the year ended September 30, 2018 and fiscal period ended September 30, 2017. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
Net Asset Value
Net asset value per Share, beginning of period	$119.77	$118.42	(1)

Net investment income/(loss)	(0.60)	(0.41)
Net Realized and Change in Unrealized Gain (Loss)	(4.78)	1.76

Net Income/(Loss)	(5.38)	1.35

Net asset value per Share, end of period	$114.39	$119.77

Market value per Share, beginning of period	$118.89	$119.53(1)

Market value per Share, end of period	$115.31	$118.89

Ratio to average net assets
Net Investment loss	(0.50)%	(0.50	)%(2)

Gross expenses	0.50%	0.50	%(2)

Net expenses	0.50%	0.50	%(2)

Total Return, at net asset value	(4.49)%	1.14	%(1) (3)

Total Return, at market value	(3.01)%	(0.54	)%(1) (3)

(1)	Shares began publicly trading on January 30, 2017; therefore, the Total Return, at net asset value and Total Return, at market value are based on the period of January 30, 2017 to September 30, 2017.
(2)	Percentages are annualized.
(3)	Percentages are not annualized.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Trustee

SPDR® Gold MiniSharesSM Trust:

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of SPDR® Gold MiniSharesSM Trust (GLDM), a series of the World Gold Trust (the Trust), including the schedule of investment, as of September 30, 2018, the related statements of operations, cash flows, and changes in net assets for the period from June 26, 2018 (commencement of operations) to September 30, 2018, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of GLDM as of September 30, 2018, and the results of its operations and its cash flows for the period from June 26, 2018 (commencement of operations) to September 30, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of management of the Trust’s sponsor. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to GLDM in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. GLDM is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of GLDM’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management of the Trust’s sponsor, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the auditor of GLDM since 2016.

New York, New York

November 27, 2018

SPDR® Gold MiniSharesSM Trust

Statement of Financial Condition

at September 30, 2018(1)

(Amounts in 000’s of US$ except for share and per share data)	Sep-30, 2018
ASSETS
Investment in Gold, at fair value (cost $226,957 at September 30, 2018)	$220,742
Gold receivable	8,307

Total Assets	$229,049

LIABILITIES
Accounts payable to Sponsor	$21

Total Liabilities	$21

Net Assets	$229,028

Shares issued and outstanding(2)	19,300,000
Net asset value per Share	$11.87

(1)	No comparative has been provided as operations commenced on June 26, 2018. See Note 1.
(2)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements.

SPDR® Gold MiniSharesSM Trust

Schedule of Investment

(All balances in 000’s except percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets
September 30, 2018(1)
Investment in Gold	185.9	$226,957	$220,742	96.38%

Total Investments		$226,957	$220,742	96.38%
Assets in excess of liabilities			8,286	3.62%

Net Assets			$229,028	100.00%

(1)	No comparative has been provided as operations commenced on June 26, 2018. See Note 1.

See notes to the financial statements.

SPDR® Gold MiniSharesSM Trust

Statement of Operations

For the fiscal period ended September 30, 2018(1)

(Amounts in 000’s of US$, except per share data)	Fiscal Period Ended Sep-30, 2018
EXPENSES
Sponsor fees	$47

Total expenses	47

Net investment loss	(47)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	(1)
Net realized gain/(loss) from gold distributed for the redemption of shares	—
Net change in unrealized appreciation/(depreciation) on investment in gold	(6,215)

Net realized and change in unrealized gain/(loss) on investment in gold	(6,216)

Net Income/(Loss)	$(6,263)

Net income/(loss) per share	$(0.75)

Weighted average number of shares (in 000’s)	8,371

(1)	No comparative has been provided as operations commenced on June 26, 2018. See Note 1.

See notes to the financial statements.

SPDR® Gold MiniShares SM Trust

Statement of Cash Flows

For the fiscal period ended September 30, 2018(1)

(Amounts in 000’s of US$)	Fiscal Period Ended Sep-30, 2018
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$26
Cash expenses paid	(26)

Increase/(Decrease) in cash resulting from operations	—
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares — net of gold receivable	$226,984

Value of gold distributed for redemption of shares — net of gold payable	$—

(Amounts in 000’s of US$)	Fiscal Period Ended Sep-30, 2018
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$(6,263)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	26
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	1
Net realized (gain)/loss from gold distributed for the redemption of shares	—
Net change in unrealized (appreciation)/depreciation on investment in gold	6,215
Increase/(Decrease) in accounts payable to Sponsor	21

Net cash provided by operating activities	$—

(1)	No comparative has been provided as operations commenced on June 26, 2018. See Note 1.

See notes to the financial statements.

SPDR® Gold MiniSharesSM Trust

Statement of Changes in Net Assets

For the fiscal period ended September 30, 2018(1)

(Amounts in 000’s of US$)	Fiscal Period Ended Sep-30, 2018
Net Assets – Opening Balance	$—
Creations	235,291
Net investment loss	(47)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	(1)
Net change in unrealized appreciation/(depreciation) on investment in gold	(6,215)

Net Assets – Closing Balance	$229,028

(1)	No comparative has been provided as operations commenced on June 26, 2018. See Note 1.

See notes to the financial statements.

SPDR® Gold MiniSharesSM Trust

Notes to the Financial Statements

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

2.2     Basis of Presentation

The financial statements are presented for GLDM individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to GLDM shall be enforceable only against the assets of GLDM and not against the assets of the Trust generally or any other series that the Trust may establish.

SPDR® Gold MiniSharesSM Trust

Notes to the Financial Statements

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

Level 3 –	Inputs that are unobservable for the asset and liability, including a fund’s assumptions (if any) used in determining the fair value of investments.

The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$)	Level 1	Level 2	Level 3
September 30, 2018
Investment in Gold	$220,742	$—	$—

Total	$220,742	$—	$—

There were no transfers between Level 1 and other Levels for the fiscal period ended September 30, 2018.

The Administrator values the gold held by GLDM on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. In determining the net asset value (“NAV”) of GLDM, the Administrator values the gold held on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”), which is an electronic auction, with the imbalance calculated and the price adjusted in rounds (30 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculates the NAV of GLDM on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced

SPDR® Gold MiniSharesSM Trust

Notes to the Financial Statements

2.4     Fair Value Measurement — (continued)

by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM is used in the determination of the NAV of GLDM, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

2.5     Custody of Gold

Gold bullion is held by ICBC Standard Bank Plc on behalf of GLDM. During the fiscal period ended September 30, 2018, no gold was held by a subcustodian.

2.6     Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2018
Gold receivable	$8,307

2.7     Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2018
Gold payable	$—

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

SPDR® Gold MiniSharesSM Trust

Notes to the Financial Statements

2.8     Creations and Redemptions of Shares — (continued)

GLDM commenced trading shares in June 2018. As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the fiscal period ended September 30, 2018 are as follows:

(Amounts are in 000’s)	Fiscal Period Ended Sep-30, 2018
Activity in Number of Shares Created and Redeemed:
Creations	19,300
Redemptions	(—)

Net change in Number of Shares Created and Redeemed	19,300

(Amounts in 000’s of US$)	Fiscal Period Ended Sep-30, 2018
Activity in Value of Shares Created and Redeemed:
Creations	$235,291
Redemptions	(—)

Net change in Value of Shares Created and Redeemed	$235,291

2.9     Income and Expense

(Amounts in 000’s of US$)

The Administrator will, at the direction of the Sponsor, sell GLDM’s gold as necessary to pay its expenses. When selling gold to pay expenses, the Administrator will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, to meet expenses the Administrator will give a sell order and sell gold to the Custodian at the LBMA Gold Price PM following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay Sponsor fees on the Statement of Operations.

GLDM’s net realized and change in unrealized loss on investment in gold for the fiscal period ended September 30, 2018 of $6,216 is made up of a realized loss of $1 from the sale of gold to pay expenses, a realized gain of $0 from gold distributed for the redemption of Shares, and a change in unrealized depreciation of $6,215 on investment in gold.

2.10     Income Taxes

GLDM is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the Shareholders, and the Administrator will report GLDM’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2018. There are no open tax years or examinations in progress at period end.

SPDR® Gold MiniSharesSM Trust

Notes to the Financial Statements

2.11     New Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The update provides guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. Management does not currently expect these changes to have a material impact to future financial statements.

3.     Quarterly Statements of Operations

Fiscal Period Ended September 30, 2018	Period Ended (unaudited)	Three Months Ended (unaudited)	Fiscal Period Ended
(Amounts in 000’s of US$, except per share data)	Jun-30, 2018	Sep-30, 2018	Sep-30, 2018
EXPENSES
Sponsor fees	$1	$46	$47

Total expenses	1	46	47

Net investment loss	(1)	(46)	(47)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	—	(1)	(1)
Net realized gain/(loss) from gold distributed for the redemption of shares	—	—	—
Net change in unrealized appreciation/(depreciation) on investment in gold	(367)	(5,848)	(6,215)

Net realized and change in unrealized gain/(loss) on investment in gold	(367)	(5,849)	(6,216)

Net Income/(Loss)	$(368)	$(5,895)	$(6,263)

Net income/(loss) per share	$(0.17)	$(0.68)	$(0.75)

Weighted average number of shares (in 000’s)	2,120	8,711	8,371

4.     Related Parties - Sponsor

The Sponsor receives an annual fee equal to 0.18% of the NAV of GLDM, calculated on a daily basis. The Sponsor is responsible for the payment of all of its ordinary fees and expenses, including but not limited to the following: fees charged by GLDM’s Administrator, Custodian, Marketing Agent and Trustee; exchange listing fees; typical maintenance and transaction fees of The Depository Trust Company; SEC registration fees; printing and mailing costs; audit fees and expenses; and legal fees not in excess of $100,000 per annum and expenses and applicable license fees. The Sponsor is not, however, required to pay any extraordinary expenses incurred in the ordinary course of GLDM’s business as outlined in the Sponsor’s agreement with the Trust.

SPDR® Gold MiniSharesSM Trust

Notes to the Financial Statements

5.     GLDM Expenses

GLDM’s only ordinary recurring operating expenses are expected to be the Sponsor’s annual fee of 0.18% of the NAV of GLDM. The Sponsor’s fee is payable monthly in arrears.

Expenses payable will reduce the NAV of GLDM.

6.     Concentration of Risk

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

7.     Indemnification

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

SPDR® Gold MiniSharesSM Trust

Notes to the Financial Statements

8.     Financial Highlights

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the fiscal period ended September 30, 2018. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Fiscal Period Sep-30, 2018
Net Asset Value
Net asset value per Share, beginning of period(1)	$12.60

Net investment income/(loss)	(0.01)
Net Realized and Change in Unrealized Gain (Loss)	(0.72)

Net Income/(Loss)	(0.73)

Net asset value per Share, end of period	$11.87

Market value per Share, beginning of period(1)	$12.59

Market value per Share, end of period	$11.91

Ratio to average net assets
Net Investment loss(2)	(0.18)%

Gross expenses(2)	0.18%

Net expenses(2)	0.18%

Total Return, at net asset value (1,3)	(5.79)%

Total Return, at market value (1,3)	(5.40)%

(1)	Shares began publicly trading on June 26, 2018; therefore, the Total Return, at net asset value and Total Return, at market value are based on the period of June 26, 2018 to September 30, 2018.
(2)	Percentages are annualized.
(3)	Percentages are not annualized.

No comparative has been provided as GLDM commenced operations on June 26, 2018.