Form 10-Q
period 2018-12-31
World Gold Trust
filed 2019-02-08
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2018

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

As of February 7, 2019, SPDR® Long Dollar Gold Trust had 230,000 shares outstanding, and SPDR® Gold MiniSharesSM Trust had 45,900,000 shares outstanding.

WORLD GOLD TRUST

WORLD GOLD TRUST

Part 1.	FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Index

Documents	Page
Unaudited World Gold Trust Combined Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Cash Flows, Statements of Changes in Net Assets and Combined Notes to Financial Statements	2
Unaudited SPDR® Long Dollar Gold Trust Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Cash Flows, Statements of Changes in Net Assets and Notes to Financial Statements	15
Unaudited SPDR® Gold MiniShares SM Trust Statements of Financial Condition, Schedules of Investment, Statement of Operations, Statement of Cash Flows and Statement of Changes in Net Assets and Notes to Financial Statements	29

World Gold Trust

Combined Statements of Financial Condition

at December 31, 2018 (unaudited) and September 30, 2018

(Amounts in 000’s of US$)	Dec-31, 2018	Sep-30, 2018
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $384,608 and $254,337 at December 31, 2018 and September 30, 2018, respectively)	$401,795	$246,784
Gold Delivery Agreement receivable	3	276
Gold receivable	24,329	8,307

Total Assets	$426,127	$255,367

LIABILITIES
Accounts payable to Sponsor	$59	$29
Gold Delivery Agreement payable	115	1

Total Liabilities	$174	$30

Net Assets	$425,953	$255,337

See notes to the unaudited combined financial statements.

World Gold Trust

Combined Schedules of Investments

(All balances in 000’s except percentages)

December 31, 2018	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	313.5	$384,608	$401,795	94.33%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	313.5	$384,608	$401,795	94.33%
Assets in excess of liabilities			24,158	5.67%

Net Assets			$425,953	100.00%

Derivatives Contract

at December 31, 2018 (unaudited)

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$29,131	6/30/22	$—

(All balances in 000’s except percentages)

September 30, 2018	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	207.9	$254,337	$246,784	96.65%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	207.9	$254,337	$246,784	96.65%
Assets in excess of liabilities			8,553	3.35%

Net Assets			$255,337	100.00%

Derivatives Contract

at September 30, 2018

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$26,042	6/30/22	$—

See notes to the unaudited combined financial statements.

World Gold Trust

Unaudited Combined Statements of Operations

For the three months ended December 31, 2018 and 2017

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$157	$15
Gold Delivery Provider fees	12	7

Total expenses	169	22

Net investment loss	(169)	(22)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	(1)	1
Net realized gain/(loss) on Gold Delivery Agreement	523	(118)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(21)	61
Net realized gain/(loss) from gold distributed for the redemption of shares	—	—
Net change in unrealized appreciation/(depreciation) on investment in gold	24,740	137

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	25,241	81

Net Income/(Loss)	$25,072	$59

See notes to the unaudited combined financial statements.

World Gold Trust

Unaudited Combined Statements of Cash Flows

For the three months ended December 31, 2018 and 2017

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$127	$14
Cash expenses paid	(127)	(14)

Increase/(Decrease) in cash resulting from operations	—	—
INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of shares	—	—
Cash paid for repurchase of shares	—	—

Increase/(Decrease) in cash resulting from financing activities	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$121,215	$4,814

Value of gold distributed for redemption of shares - net of gold payable	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows - net of Gold Delivery Agreement receivable	$2,631	$1,360

Value of Gold Delivery Agreement outflows - net of Gold Delivery Agreement payable	$(1,997)	$(1,345)

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$25,072	$59
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gold paid for Gold Delivery Provider fees	12	7
Proceeds from sales of gold to pay expenses	127	14
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	1	(1)
Net realized (gain)/loss from Gold Delivery Agreement	(523)	118
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	21	(61)
Net realized gain/(loss) from gold distributed for the redemption of shares	—	—
Net change in unrealized (appreciation)/depreciation on investment in gold	(24,740)	(137)
Increase/(Decrease) in accounts payable to Sponsor	30	1

Net cash provided by operating activities	$—	$—

See notes to the unaudited combined financial statements.

World Gold Trust

Combined Statements of Changes in Net Assets

For the three months ended December 31, 2018 and 2017 (unaudited)

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$255,337	$14,373
Creations	145,544	4,814
Redemptions	—	—
Net investment loss	(169)	(22)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	(1)	1
Net realized gain/(loss) from Gold Delivery Agreement	523	(118)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(21)	61
Net realized gain/(loss) from gold distributed for the redemption of shares	—	—
Net change in unrealized appreciation/(depreciation) on investment in gold	24,740	137

Net Assets - Closing Balance	$425,953	$19,246

See notes to the unaudited combined financial statements.

WORLD GOLD TRUST

Notes to the Unaudited Combined Financial Statements

1.	Organization

World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series of which two are operational at December 31, 2018. All of the series of the Trust are collectively referred to as the “Funds” and each individually a “Series.” The accompanying financial statements relate to the Trust, SPDR® Long Dollar Gold Trust (“GLDW”) and SPDR® Gold MiniSharesSM Trust (“GLDM”). GLDW commenced operations on January 27, 2017, and GLDM commenced operations on June 26, 2018. The fiscal year-end of both the Trust and the Funds is September 30.

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM”), is the Administrator and Transfer Agent of the Funds. BNYM also serves as the custodian of the Funds’ cash, if any. State Street Global Advisors Funds Distributors, LLC is the Marketing Agent of the Funds.

The Combined Statement of Financial Condition and Schedule of Investments at December 31, 2018, the Combined Statements of Operations and of Cash Flows for the three months ended December 31, 2018 and 2017, and the Combined Statements of Changes in Net Assets for the three months ended December 31, 2018 and 2017 have been prepared on behalf of the Trust and the Funds without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2018 and for all periods presented have been made. These combined financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The results of operations for the three months ended December 31, 2018 are not necessarily indicative of the operating results for the full fiscal year.

Capitalized terms used but not defined herein have the meaning as set forth in the Declaration of Trust.

The Trust had no operations with respect to the Funds’ Shares prior to January 27, 2017 other than matters relating to its organization and the registration of the offer and sale of the Funds’ Shares under the Securities Act of 1933, as amended.

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

2.1	Basis of Accounting

The Funds are investment companies within the scope of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and therefore apply the specialized accounting and reporting guidance therein. The Funds are not registered as investment companies under the Investment Company Act of 1940, as amended.

These financial statements present the financial condition, results of operations and cash flows of the Funds and the Trust combined. For the periods presented, there were no balances or activity for the Trust and all balances and activity related to the Funds, and the footnotes accordingly relate to the Funds, unless stated otherwise.

2.2	Basis of Presentation

The financial statements are presented for the Trust, as the SEC registrant, combined with the Funds and for each of GLDW and GLDM individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to each Series shall be enforceable only against the assets of that Series and not against the Trust generally or any other Series that the Trust may establish in the future.

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

The following table summarizes the Funds’ investments at fair value:

(Amounts in 000’s of US$) December 31, 2018	Level 1	Level 2	Level 3
Investment in Gold	$401,795	$—	$—
Gold Delivery Agreement	—	—	—

Total	$401,795	$—	$—

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$246,784	$—	$—
Gold Delivery Agreement	—	—	—

Total	$246,784	$—	$—

There were no transfers between Level 1 and other Levels for the period ended December 31, 2018 and fiscal year ended September 30, 2018.

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

Gold bullion is held by HSBC Bank plc on behalf of GLDW, and by ICBC Standard Bank Plc on behalf of GLDM, each individually referred to as the “Custodian.”

2.7	Gold Receivable/Payable

Gold receivable/payable represents the quantity of gold covered by contractually binding orders for the creation/redemption of Shares where the gold has not yet been transferred into/out of the Series’ account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Dec-31, 2018	Sep-30, 2018
(Amounts in 000’s of US$)
Gold receivable	$24,329	$8,307

	Dec-31, 2018	Sep-30, 2018
(Amounts in 000’s of US$)
Gold payable	$—	$—

2.8	Gold Delivery Agreement Receivable

Gold Delivery Agreement receivable represents the quantity of gold due to be received under the Gold Delivery Agreement. The gold is transferred to GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date.

	Dec-31, 2018	Sep-30, 2018
(Amounts in 000’s of US$)
Gold Delivery Agreement receivable	$3	$276

2.9	Gold Delivery Agreement Payable

Gold Delivery Agreement payable represents the quantity of gold due to be delivered under the Gold Delivery Agreement. The gold is transferred from GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date.

	Dec-31, 2018	Sep-30, 2018
(Amounts in 000’s of US$)
Gold Delivery Agreement payable	$115	$1

2.10	Creations and Redemptions of Shares

The Funds create and redeem Shares from time to time, but only in one or more Creation Units (a Creation Unit equals a block of 10,000 GLDW Shares or a block of 100,000 GLDM Shares). The Funds issue Shares in Creation Units to certain authorized participants (“Authorized Participants”) on an ongoing basis. The creation and redemption of Creation Units is only made in exchange for the delivery to the Funds or the distribution by the Funds of the amount of gold and any cash represented by the Creation Units being created or redeemed, the amount of which will be based on the net asset value of the number of Shares included in the Creation Units being created or redeemed determined on the day the order to create or redeem Creation Units is properly received.

As the Shares of the Funds are redeemable in Creation Units at the option of the Authorized Participants, the Funds have classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the three months ended December 31, 2018 and December 31, 2017 are as follows:

	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
(Amounts in 000’s)
Activity in Number of Shares Created and Redeemed:
Creations	11,700	40
Redemptions	(—)	(—)

Net change in Number of Shares Created and Redeemed	11,700	40

	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
(Amounts in 000’s of US$)
Activity in Value of Shares Created and Redeemed:
Creations	$145,544	$4,814
Redemptions	(—)	(—)

Net change in Value of Shares Created and Redeemed	$145,544	$4,814

2.11	Income and Expense (Amounts in 000’s of US$)

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

The Funds’ net realized and change in unrealized gain on investment in gold and Gold Delivery Agreement for the three-month period ended December 31, 2018 of $25,241 is made up of a realized loss of $1 from the sale of gold to pay Sponsor fees, a realized gain of $523 from the Gold Delivery Agreement, a realized loss of $21 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, and a change in unrealized appreciation of $24,740 on investment in gold.

The Funds’ net realized and change in unrealized gain on investment in gold and Gold Delivery Agreement for the three-month period ended December 31, 2017 which related entirely to GLDW of $81 is made up of a realized gain of $1 from the sale of gold to pay Sponsor fees, a realized loss of $118 from the Gold Delivery Agreement, a realized gain of $61 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, and a change in unrealized appreciation of $137 on investment in gold.

2.12	Income Taxes

The Funds are classified as “grantor trusts” for U.S. federal income tax purposes. As a result, the Funds are not subject to U.S. federal income tax. Instead, the Funds’ income and expenses “flow through” to the Shareholders, and the Administrator will report the Funds’ proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2018 or September 30, 2018. There are no open tax years or examinations in progress at period end.

2.13	New Accounting Pronouncements

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

If the Gold Delivery Provider fails to deliver gold pursuant to its obligations under the Gold Delivery Agreement, such failure would have an adverse effect on GLDW in meeting its investment objective. Moreover, to the extent that the Gold Delivery Provider is unable to honor its obligations under the Gold Delivery Agreement, such as due to bankruptcy or default under the Gold Delivery Agreement or for any other reason, GLDW would need to find a new entity to act in the same capacity as the Gold Delivery Provider. If it could not quickly find a new entity to act in that capacity, it may not be able to meet its investment objective. The transactions under the Gold Delivery Agreement will terminate on June 30, 2022, unless the parties can agree on extension terms. If the parties cannot agree on extension terms and GLDW is unable to find a new entity to act as Gold Delivery Provider, GLDW may not be able to meet its investment objective.

6.	Concentration of Risk

The primary business activities for GLDW are the investment in gold bullion, the transactions under the Gold Delivery Agreement, and the issuance and sale of GLDW Shares.

For GLDM, the primary business activities are the investment in gold bullion and the issuance and sale of GLDW Shares.

Various factors could affect the price of gold including: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, South Africa and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares of a Series to decline proportionately. Each of these events could have a material effect on the Funds’ financial position and results of operations

7.	Derivative Contract Information

For the three months ended December 31, 2018 and 2017, the effect of GLDW’s derivative contracts on the Combined Statements of Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
(Amounts in 000’s of US$)
Currency Risk	Net Realized gain/(loss) on Gold Delivery Agreement	$523	$(118)

The table below summarizes the average daily notional value of derivative contracts outstanding during the periods:

	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
(Amounts in 000’s of US$)
Average notional	$27,789	$17,674

The notional of the contract varies daily based on the amount of gold held at the Custodian.

At December 31, 2018 and September 30, 2018, GLDW’s over-the-counter (“OTC”) derivative assets and liabilities were as follows:

Gross Amounts of Assets and Liabilities Presented in the Combined Statements of Financial Condition
	Assets[a]	Liabilities[a]
Derivatives
Gold Delivery Agreement	$—	$—

[a]	Absent an event of default or early termination, OTC derivative assets and liabilities are presented gross and not offset on the Combined Statements of Financial Condition.

At December 31, 2018 and September 30, 2018, GLDW’s OTC derivative assets, which may offset against its OTC derivative liabilities and collateral received from the counterparty, were:

Amounts Not Offset in the Combined Statements of Financial Condition
	Gross Amounts of Assets Presented in the Combined Statements of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Received	Cash Collateral Received	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

At December 31, 2018 and September 30, 2018, GLDW’s OTC derivative liabilities, which may offset against its OTC derivative assets and collateral pledged from the counterparty, were as follows:

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

9.	Financial Highlights

Management does not believe including Financial Highlights in a combined evaluation is meaningful. Refer to GLDW’s and GLDM’s Notes to the Financial Statements for respective Financial Highlight calculations.

SPDR® Long Dollar Gold Trust

Statements of Financial Condition

at December 31, 2018 (unaudited) and September 30, 2018

(Amounts in 000’s of US$ except for share and per share data)	Dec-31, 2018	Sep-30, 2018
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $28,233 and $27,380 at December 31, 2018 and September 30, 2018, respectively)	$29,131	$26,042
Gold Delivery Agreement receivable	3	276

Total Assets	$29,134	$26,318

LIABILITIES
Accounts payable to Sponsor	$8	$8
Gold Delivery Agreement payable	115	1

Total Liabilities	$123	$9

Net Assets	$29,011	$26,309

Shares issued and outstanding(1)	230,000	230,000
Net asset value per Share	$126.14	$114.39

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Schedules of Investments

(All balances in 000’s except percentages)

December 31, 2018	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	22.7	$28,233	$29,131	100.41%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	22.7	$28,233	$29,131	100.41%
Liabilities in excess of other assets			(120)	(0.41)%

Net Assets			$29,011	100.00%

Derivatives Contract

at December 31, 2018 (unaudited)

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/ (Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$29,131	6/30/22	$—

(All balances in 000’s except percentages)

September 30, 2018	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	22.0	$27,380	$26,042	98.99%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	22.0	$27,380	$26,042	98.99%
Assets in excess of liabilities			267	1.01%

Net Assets			$26,309	100.00%

Derivatives Contract

at September 30, 2018

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/ (Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$26,042	6/30/22	$—

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Unaudited Statements of Operations

For the three months ended December 31, 2018 and 2017

(Amounts in 000’s of US$, except per share data)	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$23	$15
Gold Delivery Provider fees	12	7

Total expenses	35	22

Net investment loss	(35)	(22)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	(1)	1
Net realized gain/(loss) on Gold Delivery Agreement	523	(118)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(21)	61
Net realized gain/(loss) from gold distributed for the redemption of shares	—	—
Net change in unrealized appreciation/(depreciation) on investment in gold	2,236	137

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	2,737	81

Net Income/(Loss)	$2,702	$59

Net income/(loss) per share	$11.75	$0.40

Weighted average number of shares (in 000’s)	230	148

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Unaudited Statements of Cash Flows

For the three months ended December 31, 2018 and 2017

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$23	$14
Cash expenses paid	(23)	(14)

Increase/(Decrease) in cash resulting from operations	—	—
INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of shares	—	—
Cash paid for repurchase of shares	—	—

Increase/(Decrease) in cash resulting from financing activities	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$—	$4,814

Value of gold distributed for redemption of shares - net of gold payable	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows - net of Gold Delivery Agreement receivable	$2,631	$1,360

Value of Gold Delivery Agreement outflows - net of Gold Delivery Agreement payable	$(1,997)	$(1,345)

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$2,702	$59
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gold paid for Gold Delivery Provider fees	12	7
Proceeds from sales of gold to pay expenses	23	14
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	1	(1)
Net realized (gain)/loss from Gold Delivery Agreement	(523)	118
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	21	(61)
Net realized (gain)/loss from gold distributed for the redemption of shares	—	—
Net change in unrealized (appreciation)/depreciation on investment in gold	(2,236)	(137)
Increase/(Decrease) in accounts payable to Sponsor	—	1

Net cash provided by operating activities	$—	$—

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Statements of Changes in Net Assets

For the three months ended December 31, 2018 and 2017 (unaudited)

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$26,309	$14,373
Creations	—	4,814
Redemptions	—	—
Net investment loss	(35)	(22)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	(1)	1
Net realized gain/(loss) from Gold Delivery Agreement	523	(118)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(21)	61
Net realized gain/(loss) from gold distributed for the redemption of shares	—	—
Net change in unrealized appreciation/(depreciation) on investment in gold	2,236	137

Net Assets - Closing Balance	$29,011	$19,246

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Notes to the Unaudited Financial Statements

1.	Organization

World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, two of which were operational as of December 31, 2018. The accompanying financial statements relate to the series SPDR® Long Dollar Gold Trust (“GLDW”), which commenced operations on January 27, 2017. The fiscal year-end of GLDW is September 30.

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

The Statement of Financial Condition and Schedule of Investments at December 31, 2018, the Statements of Operations and of Cash Flows for the three months ended December 31, 2018 and 2017, and the Statements of Changes in Net Assets for the three months ended December 31, 2018 and 2017 have been prepared on behalf of GLDW without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2018 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The results of operations for the three months ended December 31, 2018 are not necessarily indicative of the operating results for the full fiscal year.

Capitalized terms used but not defined herein have the meaning as set forth in the Declaration of Trust.

The Trust had no operations with respect to GLDW’s Shares prior to January 27, 2017 other than matters relating to its organization, the registration of the offer and sale of Shares under the Securities Act of 1933, as amended, and the sale and issuance by GLDW to WGC (US) Holdings, Inc. of 10 Shares for an aggregate purchase price of $1,000.

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

2.3	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments of sufficient credit quality with original maturity of three months or less.

2.4	Solactive GLD® Long USD Gold Index - Gold Delivery Agreement

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

The following table summarizes GLDW’s investments at fair value:

(Amounts in 000’s of US$) December 31, 2018	Level 1	Level 2	Level 3
Investment in Gold	$29,131	$—	$—
Gold Delivery Agreement	—	—	—

Total	$29,131	$—	$—

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$26,042	$—	$—
Gold Delivery Agreement	—	—	—

Total	$26,042	$—	$—

There were no transfers between Level 1 and other Levels for the period ended December 31, 2018 and fiscal year ended September 30, 2018.

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

Gold bullion is held by HSBC Bank plc on behalf of GLDW. During the three months ended December 31, 2018 and the fiscal year ended September 30, 2018, no gold was held by a subcustodian.

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

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2018	2018
Gold Delivery Agreement receivable	$3	$276
Gold Receivable	—	—

2.8	Gold Delivery Agreement Payable and Gold Payable

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

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2018	2018
Gold Delivery Agreement payable	$115	$1
Gold Payable	—	—

2.9	Creations and Redemptions of Shares

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

GLDW Shares commenced trading in January 2017. As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDW has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the three months ended December 31, 2018 and December 31, 2017 were:

(Amounts in 000’s)	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
Activity in Number of Shares Created and Redeemed:
Creations	—	40
Redemptions	(—)	(—)

Net change in Number of Shares Created and Redeemed	—	40

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
Activity in Value of Shares Created and Redeemed:
Creations	$—	$4,814
Redemptions	(—)	(—)

Net change in Value of Shares Created and Redeemed	$—	$4,814

2.10	Income and Expense (Amounts in 000’s of US$)

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

GLDW’s net realized and change in unrealized gain on investment in gold and Gold Delivery Agreement for the three-month period ended December 31, 2018 of $2,737 is made up of a realized loss of $1 from the sale of gold to pay Sponsor fees, a realized gain of $523 from the Gold Delivery Agreement, a realized loss of $21 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, and a change in unrealized appreciation of $2,236 on investment in gold.

GLDW’s net realized and change in unrealized gain on investment in gold and Gold Delivery Agreement for the three-month period ended December 31, 2017 of $81 is made up of a realized gain of $1 from the sale of gold to pay Sponsor fees, a realized loss of $118 from the Gold Delivery Agreement, a realized gain of $61 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, and a change in unrealized appreciation of $137 on investment in gold.

2.11	Income Taxes

GLDW is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the shareholders, and the Administrator will report GLDW’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2018 or September 30, 2018. There are no open tax years or examinations in progress at fiscal year-end.

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

The Sponsor is responsible for the payment of all ordinary fees and expenses of GLDW, including but not limited to the following: fees charged by its Administrator, Custodian, Index Provider, Marketing Agent and Trustee; exchange listing fees; typical maintenance and transaction fees of The Depository Trust Company; SEC registration fees; printing and mailing costs; audit fees and expenses; and legal fees not in excess of $100,000 per annum and expenses and applicable license fees. The Sponsor is not, however, required to pay any extraordinary expenses incurred in the ordinary course of GLDW’s business as outlined in the Amended and Restated Sponsor Agreement between the Sponsor and the Trust.

4.	Fund Expenses

GLDW’s only ordinary recurring operating expenses are expected to be the Sponsor’s annual fee of 0.33% of the NAV of GLDW and the Gold Delivery Provider’s annual fee of 0.17% of the NAV of GLDW, each of which accrue daily. The Sponsor’s fee is payable by GLDW monthly in arrears, while the Gold Delivery Provider’s fee is paid daily with gold bullion in-kind, so that GLDW’s total annual expense ratio is expected to equal 0.50% of daily net assets. Expenses payable by GLDW will reduce the NAV of GLDW.

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

If the Gold Delivery Provider fails to deliver gold pursuant to its obligations under the Gold Delivery Agreement, such failure would have an adverse effect on GLDW in meeting its investment objective. Moreover, to the extent that the Gold Delivery Provider is unable to honor its obligations under the Gold Delivery Agreement, such as due to bankruptcy or default under the Gold Delivery Agreement or for any other reason, GLDW would need to find a new entity to act in the same capacity as the Gold Delivery Provider. If it could not quickly find a new entity to act in that capacity, it may not be able to meet its investment objective. The transactions under the Gold Delivery Agreement will terminate on June 30, 2022, unless the parties can agree on extension terms. If the parties cannot agree on extension terms and GLDW is unable to find a new entity to act as Gold Delivery Provider, GLDW may not be able to meet its investment objective.

8.	Derivative Contract Information

For the three months ended December 31, 2018 and 2017, the effect of derivative contracts on GLDW’s Statement of Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
(Amounts in 000’s of US$)
Currency Risk	Net Realized gain/(loss) on Gold Delivery Agreement	$523	$(118)

The table below summarizes the average daily notional value of derivative contracts outstanding during the periods:

	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
(Amounts in 000’s of US$)
Average notional	$27,789	$17,674

The notional of the contract varies daily based on the amount of gold held at the Custodian.

At December 31, 2018 and September 30, 2018, GLDW’s over-the-counter (“OTC”) derivative assets and liabilities were as follows:

Gross Amounts of Assets and Liabilities Presented in the Statement of Financial Condition
	Assets[a]	Liabilities[a]
Derivatives
Gold Delivery Agreement	$—	$—

[a]	Absent an event of default or early termination, OTC derivative assets and liabilities are presented gross and not offset on the Statements of Financial Condition.

At December 31, 2018 and September 30, 2018, GLDW’s OTC derivative assets, which may offset against its OTC derivative liabilities and collateral received from the counterparty, were as follows:

Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Received	Cash Collateral Received	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

At December 31, 2018 and September 30, 2018, GLDW’s OTC derivative liabilities, which may offset against its OTC derivative assets and collateral pledged from the counterparty, were as follows:

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

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three-month period ended December 31, 2018 and 2017. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Dec-31, 2018	Three Months Ended Dec-31, 2017
Net Asset Value
Net asset value per Share, beginning of period	$114.39	$119.77

Net investment income/(loss)	(0.15)	(0.15)
Net Realized and Change in Unrealized Gain (Loss)	11.90	0.67

Net Income/(Loss)	11.75	0.52

Net asset value per Share, end of period	$126.14	$120.29

Market value per Share, beginning of period	$115.31	$118.89

Market value per Share, end of period	$125.75	$120.87

Ratio to average net assets
Net Investment loss(1)	(0.50)%	(0.50)%

Gross expenses(1)	0.50%	0.50%

Net expenses(1)	0.50%	0.50%

Total Return, at net asset value(2)	10.27%	0.43%

Total Return, at market value(2)	9.05%	1.67%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

SPDR® Gold MiniSharesSM Trust

Statements of Financial Condition

at December 31, 2018 (unaudited) and September 30, 2018

(Amounts in 000’s of US$ except for share and per share data)	Dec-31, 2018	Sep-30, 2018
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $356,375 and $226,957 at December 31, 2018 and September 30, 2018, respectively)	$372,664	$220,742
Gold receivable	24,329	8,307

Total Assets	$396,993	$229,049

LIABILITIES
Accounts payable to Sponsor	$51	$21

Total Liabilities	$51	$21

Net Assets	$396,942	$229,028

Shares issued and outstanding(1)	31,000,000	19,300,000
Net asset value per Share	$12.80	$11.87

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® Gold MiniSharesSM Trust

Schedules of Investment

(All balances in 000’s except percentages)

December 31, 2018	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	290.8	$356,375	$372,664	93.88%

Total Investments		$356,375	$372,664	93.88%
Assets in excess of liabilities			24,278	6.12%

Net Assets			$396,942	100.00%

(All balances in 000’s except percentages)

September 30, 2018	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	185.9	$226,957	$220,742	96.38%

Total Investments		$226,957	$220,742	96.38%
Assets in excess of liabilities			8,286	3.62%

Net Assets			$229,028	100.00%

See notes to the unaudited financial statements.

SPDR® Gold MiniSharesSM Trust

Unaudited Statement of Operations

For the three months ended December 31, 2018(1)

(Amounts in 000’s of US$, except per share data)	Three Months Ended Dec-31, 2018
(unaudited)
EXPENSES
Sponsor fees	$134

Total expenses	134

Net investment loss	(134)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	—
Net realized (gain)/loss from gold distributed for the redemption of shares	—
Net change in unrealized appreciation/(depreciation)on investment in gold	22,504

Net realized and change in unrealized gain/(loss) on investment in gold	22,504

Net Income/(Loss)	$22,370

Net income/(loss) per share	$0.92

Weighted average number of shares (in 000’s)	24,209

(1)	No comparative has been provided as operations commenced on June 26, 2018. See Note 1.

See notes to the unaudited financial statements.

SPDR® Gold MiniSharesSM Trust

Unaudited Statement of Cash Flows

For the three months ended December 31, 2018(1)

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2018
(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$104
Cash expenses paid	(104)

Increase/(Decrease) in cash resulting from operations	—
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares—net of gold receivable	$121,215

Value of gold distributed for redemption of shares—net of gold payable	$—

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2018
(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$22,370
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	104
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	—
Net realized (gain)/loss from gold distributed for the redemption of shares	—
Net change in unrealized (appreciation)/depreciation on investment in gold	(22,504)
Increase/(Decrease) in accounts payable to Sponsor	30

Net cash provided by operating activities	$—

(1)	No comparative has been provided as operations commenced on June 26, 2018. See Note 1.

See notes to the unaudited financial statements.

SPDR® Gold MiniSharesSM Trust

Unaudited Statement of Changes in Net Assets

For the three months ended December 31, 2018(1)

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2018
(unaudited)
Net Assets - Opening Balance	$229,028
Creations	145,544
Net investment loss	(134)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	—
Net change in unrealized appreciation/(depreciation) on investment in gold	22,504

Net Assets - Closing Balance	$396,942

(1)	No comparative for the three month period ended December 31, 2017 has been provided as operations commenced on June 26, 2018. See Note 1.

See notes to the unaudited financial statements.

SPDR® Gold MiniSharesSM Trust

Notes to the Unaudited Financial Statements

1.	Organization

World Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, two of which were operational as of December 31, 2018. The accompanying financial statements relate to the series SPDR® Gold MiniSharesSM Trust (“GLDM”), which began publicly trading on June 26, 2018. The fiscal year-end of GLDM is September 30.

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

The Statement of Financial Condition and Schedule of Investment at December 31, 2018, the Statements of Operations and of Cash Flows for the three months ended December 31, 2018, and the Statement of Changes in Net Assets for the three months ended December 31, 2018 have been prepared on behalf of GLDM without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2018 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The results of operations for the three months ended December 31, 2018 are not necessarily indicative of the operating results for the full fiscal year.

Capitalized terms used but not defined herein have the meaning as set forth in the Declaration of Trust.

The Trust had no operations with respect to GLDM’s Shares prior to June 26, 2018 other than matters relating to its organization and the registration of the offer and sale of GLDM’s Shares under the Securities Act of 1933, as amended.

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

The following table summarizes GLDM’s investments at fair value:

(Amounts in 000’s of US$) December 31, 2018	Level 1	Level 2	Level 3
Investment in Gold	$372,664	$—	$—

Total	$372,664	$—	$—

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$220,742	$—	$—

Total	$220,742	$—	$—

There were no transfers between Level 1 and other Levels for the period ended December 31, 2018 and fiscal period ended September 30, 2018.

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

Gold bullion is held by ICBC Standard Bank Plc on behalf of GLDM. During the three-month period ended December 31, 2018 and fiscal period ended September 30, 2018, no gold was held by a subcustodian.

2.6	Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Dec-31, 2018	Sep-30, 2018
Gold receivable	$24,329	$8,307

2.7	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Dec-31, 2018	Sep-30, 2018
Gold payable	$—	$—

2.8	Creations and Redemptions of Shares

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

As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the three months ended December 31, 2018 are as follows:

(Amounts are in 000’s)	Three Months Ended Dec-31, 2018
Activity in Number of Shares Created and Redeemed:
Creations	11,700
Redemptions	(—)

Net change in Number of Shares Created and Redeemed	11,700

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2018
Activity in Value of Shares Created and Redeemed:
Creations	$145,544
Redemptions	(—)

Net change in Value of Shares Created and Redeemed	$145,544

2.9	Income and Expense (Amounts in 000’s of US$)

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

GLDM’s net realized and change in unrealized gain on investment in gold for the three months ended December 31, 2018 of $22,504 is made up of a change in unrealized appreciation of $22,504 on investment in gold.

2.10	Income Taxes

GLDM is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the shareholders, and the Administrator will report GLDM’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2018. There are no open tax years or examinations in progress at period end.

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

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three-month period ended December 31, 2018. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Three Months Ended Dec-31, 2018
Net Asset Value
Net asset value per Share, beginning of period	$11.87

Net investment income/(loss)	(0.01)
Net Realized and Change in Unrealized Gain (Loss)	0.94

Net Income/(Loss)	0.93

Net asset value per Share, end of period	$12.80

Market value per Share, beginning of period	$11.91

Market value per Share, end of period	$12.82

Ratio to average net assets
Net Investment loss(1)	(0.18)%

Gross expenses(1)	0.18%

Net expenses(1)	0.18%

Total Return, at net asset value(2)	7.83%

Total Return, at market value(2)	7.64%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

No comparative has been provided as GLDM commenced operations on June 26, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. This Quarterly Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future gold prices, gold bullion sales, foreign currencies (including the Reference Currencies), foreign currency exchange rates, costs, plans, or objectives are forward-looking statements based on our estimates, beliefs, assumptions and projections. Words such as “could,” “would,” “may,” “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “outlook,” “estimate,” and “predict,” and variations on such words, and similar expressions that reflect our current views with respect to future events and fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Important factors that we believe could affect performance and cause results to differ materially from our expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as updated from time to time in the Trust’s Securities and Exchange Commission filings.

Organization and Trust Overview

World Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”) dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series. SPDR® Long Dollar Gold Trust (“GLDW”) and SPDR® Gold MiniSharesSM (“GLDM”) are currently the only operational series of the Trust. GLDW commenced operations in the first calendar quarter of 2017. GLDM commenced operations during the second calendar quarter of 2018. The fiscal year-end of the Trust and both GLDW and GLDM (referred to jointly as the “Funds”) is September 30. GLDW and GLDM issue shares of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of either GLDW or GLDM, respectively. The Trust has had no operations prior to January 27, 2017, other than matters relating to its organization, the registration of the Shares under the Securities Act of 1933, as amended, and the sale and issuance by GLDW on December 19, 2016 to WGC (US) Holdings, Inc., an affiliate of the Sponsor, of 10 GLDW Shares at an aggregate purchase price of $1,000. GLDW’s Shares and GLDM’s Shares began trading on the NYSE Arca on January 30, 2017 and June 26, 2018, respectively. As of February 7, 2019, GLDW and GLDM had 230,000 Shares and 45,900,000 Shares outstanding, respectively.

The Funds issue and redeem Shares from time to time in one or more Creation Units to institutional investors referred to as “Authorized Participants.” A Creation Unit equals a block of 10,000 GLDW Shares or a block of 100,000 GLDM Shares. The creation and redemption of Creation Units is only made in exchange for the delivery to the Funds or the distribution by the Funds of the amount of gold and any cash represented by the Creation Units being created or redeemed, the amount of which is based on the net asset value of the number of Shares included in the Creation Units being created or redeemed. Authorized Participants are the only persons that may place orders to create and redeem Creation Units. As of the date of this quarterly report, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co., LLC, UBS Securities LLC and Virtu Financial BD LLC are the Authorized Participants. An updated list of Authorized Participants can be obtained from the Administrator or the Sponsor.

The investment objective of GLDW is to track the performance of the Solactive GLD® Long USD Gold Index (the “Index”), less GLDW’s expenses. The Index seeks to track the daily performance of a long position in physical gold, as represented by the LBMA Gold Price AM, and a short position in a basket of non-U.S. currencies (i.e., a long U.S. dollar (“USD”) exposure versus the basket (“FX Basket”)). The non-U.S. currencies, which are weighted according to the Index, consist of: Euro, Japanese Yen, British Pound Sterling, Canadian Dollar, Swedish Krona and Swiss Franc (each, a “Reference Currency”).

The investment objective of GLDM is for the Shares to reflect the performance of the price of gold bullion, less GLDM’s expenses.

In general, the USD value of an investment in Shares of GLDW is expected to increase when both the price of gold increases and the value of the USD increases against the value of the Reference Currencies comprising the FX Basket (as weighted in the Index). Conversely, the USD value of an investment in Shares, in general, is expected to decrease when the price of gold decreases and the value of the USD decreases against the value of the Reference Currencies comprising the FX Basket (as weighted in the Index). If the price of gold increases and the value of the USD decreases against the value of the Reference Currencies comprising the FX Basket, or vice versa, the net impact of these changes will determine the NAV of GLDW on a daily basis.

Investing in the Shares does not insulate investors from certain risks, including price volatility. The following chart illustrates the movement in the NAV of the GLDW Shares against the Index as well as the corresponding gold price (per 1/10 of an oz. of gold) since the day the Shares first began trading on the NYSE Arca:

NAV& Index v. gold price from January 30, 2017 to December 31, 2018

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

From January 30, 2017 (the date GLDW Shares began trading on the NYSE Arca) to December 31, 2018, the Daily Deliverable Amount (gross less the fee paid to the Gold Delivery Provider) under the Gold Delivery Agreement ranged from 252.515 ounces of gold bullion delivered to 248.506 ounces of gold bullion received, having corresponding market values, respectively, of $334,178 and $323,083. Over that same period, GLDW delivered a net amount of 538.524 ounces of gold bullion, having a corresponding market value of $690,199.

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

Once the value of the gold has been determined, the Administrator subtracts all estimated accrued expenses and other liabilities of GLDW from the total value of the gold and all other assets of GLDW. The resulting figure is the NAV of GLDW. The NAV of GLDW is used to compute the Sponsor’s fee and gold delivery provider fee. The Administrator determines the NAV per Share by dividing the NAV of GLDW by the number of GLDW Shares outstanding as of the close of trading on NYSE Arca.

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

The Administrator determines the NAV per Share by dividing the NAV of GLDM, by the number of outstanding GLDM Shares.

Results of Operations

GLDW

GLDW commenced operations on January 27, 2017 and in the period from then to December 31, 2018, 350,000 GLDW Shares (35 Creation Units) were created in exchange for 34,493.9 ounces of gold, 120,000 Shares (12 Creation Units) were redeemed in exchange for 11,210.1 ounces of gold, and 103.3 ounces of gold were sold to pay sponsor fees.

At December 31, 2018, HSBC Bank plc (the “GLDW Custodian”) held 22,729.7 ounces of gold on behalf of GLDW in its vault, 100% of which was allocated gold in the form of London Good Delivery gold bars including 89.4 ounces of gold payable in connection with the settlement of the Gold Delivery Agreement with a market value of $29,131,547 (cost $28,233,429) based on the LBMA Gold Price AM on December 31, 2018. Through the date of this report, (i) 2.2 ounces of gold were receivable by the GLDW Custodian in connection with the settlement of the Gold Delivery Agreement and (ii) GLDW has used no subcustodians.

At September 30, 2018, the GLDW Custodian held 22,004.4 ounces of gold on behalf of GLDW, 100% of which was allocated gold in the form of London Good Delivery gold bars with a market value of $26,042,261 (cost $27,378,794). Subcustodians did not hold any gold in their vaults on behalf of GLDW.

On September 12, 2018, Inspectorate International Limited concluded the annual full count of GLDW’s gold bullion held by the GLDW Custodian. On October 1, 2018, Inspectorate International Limited concluded reconciliation procedures from September 12, 2018 through September 30, 2018. The results can be found on www.spdrgoldshares.com.

GLDM

GLDM commenced operations on June 26, 2018 and in the period from then to December 31, 2018, 31,000,000 GLDM Shares were created (310 Creation Units) in exchange for 309,858.7 ounces of gold and 106.8 ounces of gold were sold to pay sponsor fees.

At December 31, 2018, ICBC Standard Bank Plc (the “GLDM Custodian”) held 290,769.3 ounces of gold on behalf of GLDM in its vault, 100% of which was allocated gold in the form of London Good Delivery gold bars including gold payable, if any, with a market value of $372,664,432 (cost $356,375,416) based on the LBMA Gold Price AM on December 31, 2018. Through the date of this report, (i) 18,982.6 ounces of gold were receivable by the GLDM Custodian in connection with the creation of Shares and (ii) GLDM has used no subcustodians.

At September 30, 2018, the GLDM Custodian held 185,927 ounces of gold in its vault, 100% of which was allocated gold in the form of London Good Delivery gold bars with a market value of $220,741,876 (cost $226,957,150). Subcustodians did not hold any gold in their vaults on behalf of GLDM.

On September 13, 2018, Inspectorate International Limited concluded the annual full count of GLDM’s gold bullion held by the GLDM Custodian. On October 1, 2018, Inspectorate International Limited concluded reconciliation procedures from September 13, 2018 through September 30, 2018. The results can be found on www.spdrgoldshares.com.

Cash Resources and Liquidity

At December 31, 2018, neither GLDW nor GLDM had any cash balances. When selling gold to pay expenses, the Administrator endeavors to sell the smallest amount of gold needed to pay expenses in order to minimize the Funds’ holdings of assets other than gold. As a consequence, we expect that the Funds will not record any net cash flow from their operations and that their cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Funds’ Shares, it is important to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price AM in U.S. dollars per ounce over the period from January 30, 2017 (the first day Shares of GLDW began trading on the NYSE Arca) to December 31, 2018.

Daily gold price – January 30, 2017 to December 31, 2018

LBMA Gold Price AM USD

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce beginning June 26, 2018 (first day Shares of GLDM began trading on the NYSE Arca) through December 31, 2018.

Daily gold price – June 26, 2018 to December 31, 2018

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the periods from January 30, 2017 through December 31, 2018, based on the LBMA Gold Price AM were:

Period	Average	High		Date	Low	Date	End of period	Last business day(1)

January 30, 2017 to March 31, 2017	$1,230.10		$1,256.90	Mar 27, 2017	$1,189.85	Jan 30, 2017	$1,241.70	Mar 31, 2017

April 1, 2017 to June 30, 2017	$1,257.49		$1,292.70	Jun 07, 2017	$1,221.00	May 11, 2017	$1,243.25	Jun 30, 2017

July 1, 2017 to September 30, 2017	$1,278.01		$1,350.90	Sep 08, 2017	$1,207.55	Jul 10, 2017	$1,286.95	Sep 29, 2017

October 1, 2017 to December 31, 2017	$1,276.68		$1,305.15	Oct 16, 2017	$1,241.60	Dec 13, 2017	$1,296.50	Dec 29, 2017

January 1, 2018 to March 31, 2018	$1,330.70		$1,360.25	Jan 25, 2018	$1,311.05	Feb 08, 2018	$1,323.90	Mar 29, 2018

April 1, 2018 to June 30, 2018	$1,306.26		$1,347.90	Apr 19, 2018	$1,250.50	Jun 28, 2018	$1,250.55	Jun 29, 2018

July 1, 2018 to September 30, 2018	$1,213.47		$1,262.60	Jul 09, 2018	$1,176.70	Aug 17, 2018	$1,183.50	Sep 28, 2018

October 1, 2018 to December 31, 2018	$1,227,42	$	,1281.65	Dec 31, 2018	$1,185.30	Oct 01, 2018	$1,281.65	Dec 31, 2018

January 30, 2017 to December 31, 2018	$1,266.18		$1,360.25	Jan 25, 2018	$1,176.70	Aug 17, 2018	$1,281.65	Dec 31, 2018

(1)	The end of period gold price is the LBMA Gold Price AM on the last business day of the period. This is in accordance with the Declaration of Trust and the basis used for calculating the NAV of GLDW.

The average, high, low and end-of-period gold prices for the period from April 1, 2018 (first quarter of GLDM’s trading) through December 31, 2018, based on the LBMA Gold Price PM were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)

April 1, 2018 to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	Jun 29, 2018	$1,250.45	Jun 29, 2018

July 1, 2018 to September 30, 2018	$1,213.19	$1,262.05	Jul 09, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018

October 1 to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 09, 2018	$1,281.65	Dec 31, 2018(2)

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Declaration of Trust and the basis used for calculating the NAV of GLDM.

(2)

There was no LBMA Gold Price PM on the last business day of December 2018. The LBMA Gold Price AM on the last business day of December 2018 was $1,281.65. The Net Asset Value of the Trust on December 31, 2018 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Funds are both passive investment vehicles. Neither is actively managed. GLDW is designed to track the Index during periods in which the Index is flat or declining as well as when the Index is rising. Accordingly, fluctuations in the value of gold bullion and/or the value of USD relative to the Reference Currencies will affect the value of the Shares of GLDW. GLDM is designed for its Shares to reflect the performance of the price of Gold Bullion, less GLDM’s expenses. Fluctuations in the value of gold bullion will affect the value of the Shares of GLDM.

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2018.

The risks described above and in our Annual Report on Form 10-K are not the only risks that the Trust faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes in our risk factors from those disclosed in our 2018 Annual Report on Form 10-K, except for the following:

The sale of the Funds’ Gold Bullion to pay expenses at a time of low gold prices could adversely affect the value of the Shares.

The Sponsor will sell Gold Bullion held by the Funds’ to pay the Funds’ respective expenses on an as-needed basis irrespective of then-current gold prices. The Funds are not actively managed and no attempt will be made to buy or sell Gold Bullion to protect against or to take advantage of fluctuations in the price of gold. Consequently, the Funds’ Gold Bullion may be sold at a time when the gold price is low, resulting in a negative effect on the value of the Shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Certificate of Trust, incorporated by reference from Exhibit 3.1 to the Form S-1 filed on August 28, 2015.

3.2	Certificate of Amendment to Certificate of Trust, incorporated by reference from Exhibit 3.2 to the Form S-1/A filed on August 30, 2016.

3.3	Second Certificate of Amendment to Certificate of Trust, incorporated by reference from Exhibit 3.3 to the Form S-1/A filed on May 4, 2018.

4.1	Third Amended and Restated Agreement and Declaration of Trust, dated January 6, 2017, incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on January 9, 2017.

4.2	Fourth Amended and Restated Agreement and Declaration of Trust, dated April 16, 2018, incorporated by reference from Exhibit 4.2 to the Form S-1/A filed on May 4, 2018.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended to December 31, 2018.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**

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

WGC USA Asset Management Company, LLC Sponsor of the World Gold Trust (Registrant)

Date: February 8, 2019	By:	/s/ Joseph R. Cavatoni

Joseph R. Cavatoni
Principal Executive Officer

Date: February 8, 2019	By:	/s/ Laura S. Melman

Laura S. Melman
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

*	The registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the registrant.