Form 10-Q
period 2019-03-31
World Gold Trust
filed 2019-05-07
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company    ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
SPDR® Long Dollar Gold Trust	GLDW	NYSE Arca
SPDR® Gold MiniSharesSM Trust	GLDM	NYSE Arca

As of May 6, 2019, SPDR® Long Dollar Gold Trust had 230,000 shares outstanding, and SPDR® Gold MiniSharesSM Trust had 49,500,000 shares outstanding.

WORLD GOLD TRUST

WORLD GOLD TRUST

Part 1.	FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Index

Documents	Page
Unaudited World Gold Trust Combined Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Cash Flows, Statements of Changes in Net Assets and Notes to the Combined Financial Statements	2
Unaudited SPDR® Long Dollar Gold Trust Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Cash Flows, Statements of Changes in Net Assets and Notes to Financial Statements	15
Unaudited SPDR® Gold MiniShares SM Trust Statements of Financial Condition, Schedules of Investment, Statements of Operations, Statements of Cash Flows and Statements of Changes in Net Assets and Notes to Financial Statements	29

World Gold Trust

Combined Statements of Financial Condition

at March 31, 2019 (unaudited) and September 30, 2018

(Amounts in 000’s of US$)	Mar-31, 2019	Sep-30, 2018
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $656,378 and $254,337 at March 31, 2019 and September 30, 2018, respectively)	$676,417	$246,784
Gold Delivery Agreement receivable	149	276
Gold receivable	—	8,307

Total Assets	$676,566	$255,367

LIABILITIES
Accounts payable to Sponsor	$107	$29
Gold Delivery Agreement payable	—	1

Total Liabilities	$107	$30

Net Assets	$676,459	$255,337

See notes to the unaudited combined financial statements.

World Gold Trust

Combined Schedules of Investments

(All balances in 000’s except for percentages)

March 31, 2019	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	522.3	$656,378	$676,417	99.99%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	522.3	$656,378	$676,417	99.99%
Assets in excess of liabilities			42	0.01%

Net Assets			$676,459	100.00%

Derivatives Contract

at March 31, 2019 (unaudited)

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$29,508	6/30/22	$—

(All balances in 000’s except for percentages)

September 30, 2018	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	207.9	$254,337	$246,784	96.65%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	207.9	$254,337	$246,784	96.65%
Assets in excess of liabilities			8,553	3.35%

Net Assets			$255,337	100.00%

Derivatives Contract

at September 30, 2018

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$26,042	6/30/22	$—

See notes to the unaudited combined financial statements.

World Gold Trust

Unaudited Combined Statements of Operations

For the three and six months ended March 31, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2019	Three Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$274	$15	$431	$30
Gold Delivery Provider fees	12	8	24	15

Total expenses	286	23	455	45

Net investment loss	(286)	(23)	(455)	(45)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	11	1	10	2
Net realized gain/(loss) on Gold Delivery Agreement	452	(415)	975	(533)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	91	168	70	229
Net realized gain/(loss) from gold distributed for the redemption of shares	—	149	—	149
Net change in unrealized appreciation/(depreciation) on investment in gold	2,852	98	27,592	235

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	3,406	1	28,647	82

Net Income/(Loss)	$3,120	$(22)	$28,192	$37

See notes to the unaudited combined financial statements.

World Gold Trust

Unaudited Combined Statements of Cash Flows

For the three and six months ended March 31, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2019	Three Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$226	$15	$353	$29
Cash expenses paid	(226)	(15)	(353)	(29)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of shares	—	—	—	—
Cash paid for repurchase of shares	—	—	—	—

Increase/(Decrease) in cash resulting from financing activities	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$271,715	$—	$392,930	$4,814

Value of gold distributed for redemption of shares - net of gold payable	$—	$(2,393)	$—	$(2,393)

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows - net of Gold Delivery Agreement receivable	$2,148	$1,645	$4,779	$3,005

Value of Gold Delivery Agreement outflows - net of Gold Delivery Agreement payable	$(1,957)	$(2,365)	$(3,954)	$(3,710)

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2019	Three Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$3,120	$(22)	$28,192	$37
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gold paid for Gold Delivery Provider fees	12	8	24	15
Proceeds from sales of gold to pay expenses	226	15	353	29
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(11)	(1)	(10)	(2)
Net realized (gain)/loss on Gold Delivery Agreement	(452)	415	(975)	533
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(91)	(168)	(70)	(229)
Net realized (gain)/loss from gold distributed for the redemption of shares	—	(149)	—	(149)
Net change in unrealized (appreciation)/depreciation on investment in gold	(2,852)	(98)	(27,592)	(235)
Increase/(Decrease) in accounts payable to Sponsor	48	—	78	1

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited combined financial statements.

World Gold Trust

Unaudited Combined Statements of Changes in Net Assets

For the three and six months ended March 31, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2019	Three Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$425,953	$19,246	$255,337	$14,373
Creations	247,386	—	392,930	4,814
Redemptions	—	(2,393)	—	(2,393)
Net investment loss	(286)	(23)	(455)	(45)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	11	1	10	2
Net realized gain/(loss) on Gold Delivery Agreement	452	(415)	975	(533)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	91	168	70	229
Net realized gain/(loss) from gold distributed for the redemption of shares	—	149	—	149
Net change in unrealized appreciation/(depreciation) on investment in gold	2,852	98	27,592	235

Net Assets - Closing Balance	$676,459	$16,831	$676,459	$16,831

See notes to the unaudited combined financial statements.

WORLD GOLD TRUST

Notes to the Unaudited Combined Financial Statements

1.	Organization

World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series of which two were operational as of March 31, 2019. All of the series of the Trust are collectively referred to as the “Funds” and each individually as a “Series.” The accompanying financial statements relate to the Trust, SPDR® Long Dollar Gold Trust (“GLDW”) and SPDR® Gold MiniSharesSM Trust (“GLDM”). GLDW commenced operations on January 27, 2017, and GLDM commenced operations on June 26, 2018. The fiscal year-end of both the Trust and the Funds is September 30.

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM”), is the Administrator and Transfer Agent of the Funds. BNYM also serves as the custodian of the Funds’ cash, if any. State Street Global Advisors Funds Distributors, LLC is the Marketing Agent of the Funds.

The Combined Statement of Financial Condition and Schedule of Investments at March 31, 2019, and the Combined Statements of Operations, Changes in Net Assets and Cash Flows for the three and six months ended March 31, 2019 and 2018 have been prepared on behalf of the Trust and the Funds without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2019 and for all periods presented have been made. These combined financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The results of operations for the three and six months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year.

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

The Index is designed to represent the daily performance of a long position in physical gold, as represented by the LBMA Gold Price AM, and a short position in the basket of Reference Currencies with weightings determined by the FX Basket. The Reference Currencies and their respective weightings in the Index are as follows: Euro (EUR/USD) (57.6%), Japanese Yen (JPY/USD) (13.6%), British Pound Sterling (USD/GBP) (11.9%), Canadian Dollar (USD/CAD) (9.1%), Swedish Krona (USD/SEK) (4.2%), and Swiss Franc (USD/CHF) (3.6%).

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

The following table summarizes the Funds’ investments at fair value:

(Amounts in 000’s of US$) March 31, 2019	Level 1	Level 2	Level 3
Investment in Gold	$676,417	$—	$—
Gold Delivery Agreement	—	—	—

Total	$676,417	$—	$—

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$246,784	$—	$—
Gold Delivery Agreement	—	—	—

Total	$246,784	$—	$—

There were no transfers between Level 1 and other Levels for the period ended March 31, 2019 or for the fiscal year ended September 30, 2018.

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

	Mar-31, 2019	Sep-30, 2018
(Amounts in 000’s of US$)
Gold receivable	$—	$8,307

	Mar-31, 2019	Sep-30, 2018
(Amounts in 000’s of US$)
Gold payable	$—	$—

2.8	Gold Delivery Agreement Receivable

Gold Delivery Agreement receivable represents the quantity of gold due to be received under the Gold Delivery Agreement. The gold is transferred to GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date.

	Mar-31, 2019	Sep-30, 2018
(Amounts in 000’s of US$)
Gold Delivery Agreement receivable	$149	$276

2.9	Gold Delivery Agreement Payable

Gold Delivery Agreement payable represents the quantity of gold due to be delivered under the Gold Delivery Agreement. The gold is transferred from GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date.

	Mar-31, 2019	Sep-30, 2018
(Amounts in 000’s of US$)
Gold Delivery Agreement payable	$—	$1

2.10	Creations and Redemptions of Shares

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

As the Shares of the Funds are redeemable in Creation Units at the option of the Authorized Participants, the Funds have classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the six months ended March 31, 2019 and March 31, 2018 were:

	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
(Amounts in 000’s)
Activity in Number of Shares Created and Redeemed:
Creations	30,700	40
Redemptions	(—)	(20)

Net change in Number of Shares Created and Redeemed	30,700	20

	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
(Amounts in 000’s of US$)
Activity in Value of Shares Created and Redeemed:
Creations	$392,930	$4,814
Redemptions	(—)	(2,393)

Net change in Value of Shares Created and Redeemed	$392,930	$2,421

2.11	Income and Expense (Amounts in 000’s of US$)

The Administrator will, at the direction of the Sponsor, sell the Funds’ gold as necessary to pay the Funds’ expenses. When selling gold to pay expenses, the Administrator will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Funds’ holdings of assets other than gold. Unless otherwise directed by the Sponsor, to meet expenses the Administrator will give a sell order and sell gold to the Custodian following the sell order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay Sponsor fees on the Combined Statements of Operations.

The Funds’ net realized and change in unrealized gain on investment in gold and Gold Delivery Agreement for the six-month period ended March 31, 2019 of $28,647 is made up of a realized gain of $10 from the sale of gold to pay Sponsor fees, a realized gain of $975 from the Gold Delivery Agreement, a realized gain of $70 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, and a change in unrealized appreciation of $27,592 on investment in gold.

The Funds’ net realized and change in unrealized gain on investment in gold and Gold Delivery Agreement for the six-month period ended March 31, 2018 of $82 is made up of a realized gain of $2 from the sale of gold to pay Sponsor fees, a realized loss of $533 from the Gold Delivery Agreement, a realized gain of $229 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $149 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $235 on investment in gold.

2.12	Income Taxes

The Funds are classified as “grantor trusts” for U.S. federal income tax purposes. As a result, the Funds are not subject to U.S. federal income tax. Instead, the Funds’ income and expenses “flow through” to the shareholders, and the Administrator will report the Funds’ proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2019 or September 30, 2018. As of March 31, 2019, the 2018 and 2017 tax years remain open for examination. There were no examinations in progress at period end.

2.13	New Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The update provides guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. Management of the Sponsor does not currently expect these changes to have a material impact to future financial statements.

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

GLDW does not hold foreign currency, but is exposed to foreign currency risk as a result of its transactions under the Gold Delivery Agreement. Foreign currency exchange rates may fluctuate significantly over short periods of time and can be unpredictably affected by political developments or government intervention. The value of the Reference Currencies included in the FX Basket may be affected by several factors, including: monetary policies of central banks within the relevant foreign countries or markets; global or regional economic, political or financial events; inflation or interest rates of the relevant foreign countries and investor expectations concerning inflation or interest rates; and debt levels and trade deficits of the relevant foreign countries.

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

If the Gold Delivery Provider fails to deliver gold pursuant to its obligations under the Gold Delivery Agreement, such failure would have an adverse effect on GLDW in meeting its investment objective. Moreover, to the extent that the Gold Delivery Provider is unable to honor its obligations under the Gold Delivery Agreement, such as due to bankruptcy or default under the Gold Delivery Agreement or for any other reason, GLDW would need to find a new entity to act in the same capacity as the Gold Delivery Provider. If it could not quickly find a new entity to act in that capacity, it may not be able to meet its investment objective. The transactions under the Gold Delivery Agreement will terminate on June 30, 2022, unless the parties agree on extension terms. If the parties cannot agree on extension terms and GLDW is unable to find a new entity to act as Gold Delivery Provider, GLDW may not be able to meet its investment objective.

6.	Concentration of Risk

The primary business activities for GLDW are the investment in gold bullion, the transactions under the Gold Delivery Agreement, and the issuance and sale of GLDW Shares.

For GLDM, the primary business activities are the investment in gold bullion and the issuance and sale of GLDM Shares.

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

For the three and six months ended March 31, 2019 and 2018, the effect of GLDW’s derivative contracts on the Combined Statements of Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Three Months Ended Mar-31, 2019	Three Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
(Amounts in 000’s of US$)
Currency Risk	Net Realized gain/(loss) on Gold Delivery Agreement	$452	$(415)	$975	$(533)

The table below summarizes the average daily notional value of derivative contracts outstanding during the periods:

	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
(Amounts in 000’s of US$)
Average notional	$28,687	$17,888

The notional value of the contract varies daily based on the amount of gold held at the Custodian.

At March 31, 2019 and September 30, 2018, GLDW’s over-the-counter (“OTC”) derivative assets and liabilities were as follows:

Gross Amounts of Assets and Liabilities Presented in the Combined Statements of Financial Condition
	Assets[a]	Liabilities[a]
Derivatives
Gold Delivery Agreement	$—	$—

[a]	Absent an event of default or early termination, OTC derivative assets and liabilities are presented gross and not offset on the Combined Statements of Financial Condition.

At March 31, 2019 and September 30, 2018, GLDW’s OTC derivative assets, which may offset against its OTC derivative liabilities and collateral received from the counterparty, were as follows:

Amounts Not Offset in the Combined Statements of Financial Condition
	Gross Amounts of Assets Presented in the Combined Statements of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Received	Cash Collateral Received	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

At March 31, 2019 and September 30, 2018, GLDW’s OTC derivative liabilities, which may offset against its OTC derivative assets and collateral pledged from the counterparty, were as follows:

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

Management of the Sponsor does not believe including Financial Highlights in a combined evaluation is meaningful. Refer to GLDW’s and GLDM’s Notes to the Financial Statements for respective Financial Highlight calculations.

SPDR® Long Dollar Gold Trust

Statements of Financial Condition

at March 31, 2019 (unaudited) and September 30, 2018

(Amounts in 000’s of US$ except for share and per share data)	Mar-31, 2019	Sep-30, 2018
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $28,482 and $27,380 at March 31, 2019 and September 30, 2018, respectively)	$29,508	$26,042
Gold Delivery Agreement receivable	149	276

Total Assets	$29,657	$26,318

LIABILITIES
Accounts payable to Sponsor	$9	$8
Gold Delivery Agreement payable	—	1

Total Liabilities	$9	$9

Net Assets	$29,648	$26,309

Shares issued and outstanding(1)	230,000	230,000
Net asset value per Share	$128.91	$114.39

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Schedules of Investments

(All balances in 000’s except for percentages)

March 31, 2019	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	22.9	$28,482	$29,508	99.53%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	22.9	$28,482	$29,508	99.53%
Assets in excess of liabilities			140	0.47%

Net Assets			$29,648	100.00%

Derivatives Contract

at March 31, 2019 (unaudited)

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/ (Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$29,508	6/30/22	$—

(All balances in 000’s except for percentages)

September 30, 2018	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	22.0	$27,380	$26,042	98.99%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	22.0	$27,380	$26,042	98.99%
Assets in excess of liabilities			267	1.01%

Net Assets			$26,309	100.00%

Derivatives Contract

at September 30, 2018

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/ (Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$26,042	6/30/22	$—

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Unaudited Statements of Operations

For the three and six months ended March 31, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2019	Three Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$24	$15	$47	$30
Gold Delivery Provider fees	12	8	24	15

Total expenses	36	23	71	45

Net investment loss	(36)	(23)	(71)	(45)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2	1	1	2
Net realized gain/(loss) on Gold Delivery Agreement	452	(415)	975	(533)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	91	168	70	229
Net realized gain/(loss) from gold distributed for the redemption of shares	—	149	—	149
Net change in unrealized appreciation/(depreciation) on investment in gold	128	98	2,364	235

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	673	1	3,410	82

Net Income/(Loss)	$637	$(22)	$3,339	$37

Net income/(loss) per share	$2.77	$(0.15)	$14.52	$0.25

Weighted average number of shares (in 000’s)	230	150	230	149

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Unaudited Statements of Cash Flows

For the three and six months ended March 31, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2019	Three Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$23	$15	$46	$29
Cash expenses paid	(23)	(15)	(46)	(29)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of shares	—	—	—	—
Cash paid for repurchase of shares	—	—	—	—

Increase/(Decrease) in cash resulting from financing activities	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$—	$—	$—	$4,814

Value of gold distributed for redemption of shares - net of gold payable	$—	$(2,393)	$—	$(2,393)

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows - net of Gold Delivery Agreement receivable	$2,148	$1,645	$4,779	$3,005

Value of Gold Delivery Agreement outflows - net of Gold Delivery Agreement payable	$(1,957)	$(2,365)	$(3,954)	$(3,710)

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2019	Three Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$637	$(22)	$3,339	$37
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gold paid for Gold Delivery Provider fees	12	8	24	15
Proceeds from sales of gold to pay expenses	23	15	46	29
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(2)	(1)	(1)	(2)
Net realized (gain)/loss on Gold Delivery Agreement	(452)	415	(975)	533
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(91)	(168)	(70)	(229)
Net realized (gain)/loss from gold distributed for the redemption of shares	—	(149)	—	(149)
Net change in unrealized (appreciation)/depreciation on investment in gold	(128)	(98)	(2,364)	(235)
Increase/(Decrease) in accounts payable to Sponsor	1	—	1	1

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Unaudited Statements of Changes in Net Assets

For the three and six months ended March 31, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2019	Three Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$29,011	$19,246	$26,309	$14,373
Creations	—	—	—	4,814
Redemptions	—	(2,393)	—	(2,393)
Net investment loss	(36)	(23)	(71)	(45)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2	1	1	2
Net realized gain/(loss) on Gold Delivery Agreement	452	(415)	975	(533)
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	91	168	70	229
Net realized gain/(loss) from gold distributed for the redemption of shares	—	149	—	149
Net change in unrealized appreciation/(depreciation) on investment in gold	128	98	2,364	235

Net Assets - Closing Balance	$29,648	$16,831	$29,648	$16,831

See notes to the unaudited financial statements.

SPDR® Long Dollar Gold Trust

Notes to the Unaudited Financial Statements

1.	Organization

World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, two of which were operational as of March 31, 2019. The accompanying financial statements relate to the series SPDR® Long Dollar Gold Trust (“GLDW”), which commenced operations on January 27, 2017. The fiscal year-end of GLDW is September 30.

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

The Statement of Financial Condition and Schedule of Investments at March 31, 2019, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three and six months ended March 31, 2019 and 2018 have been prepared on behalf of GLDW without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2019 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The results of operations for the three and six months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes GLDW’s investments at fair value:

(Amounts in 000’s of US$) March 31, 2019	Level 1	Level 2	Level 3
Investment in Gold	$29,508	$—	$—
Gold Delivery Agreement	—	—	—

Total	$29,508	$—	$—

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$26,042	$—	$—
Gold Delivery Agreement	—	—	—

Total	$26,042	$—	$—

There were no transfers between Level 1 and other Levels for the period ended March 31, 2019 or for the fiscal year ended September 30, 2018.

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

Gold bullion is held by HSBC Bank plc on behalf of GLDW. During the six months ended March 31, 2019 and the fiscal year ended September 30, 2018, no gold was held by a subcustodian.

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

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2019	2018
Gold Delivery Agreement receivable	$149	$276
Gold Receivable	—	—

2.8	Gold Delivery Agreement Payable and Gold Payable

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

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2019	2018
Gold Delivery Agreement payable	$—	$1
Gold Payable	—	—

2.9	Creations and Redemptions of Shares

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

GLDW Shares commenced trading in January 2017. As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDW has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the six months ended March 31, 2019 and March 31, 2018 were:

(Amounts in 000’s)	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
Activity in Number of Shares Created and Redeemed:
Creations	—	40
Redemptions	(—)	(20)

Net change in Number of Shares Created and Redeemed	—	20

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
Activity in Value of Shares Created and Redeemed:
Creations	$—	$4,814
Redemptions	(—)	(2,393)

Net change in Value of Shares Created and Redeemed	$—	$2,421

2.10	Income and Expense (Amounts in 000’s of US$)

The Administrator will, at the direction of the Sponsor, sell GLDW’s gold as necessary to pay its expenses. When selling gold to pay expenses, the Administrator will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize GLDW’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, to meet expenses the Administrator will give a sell order and sell gold to the Custodian at the next LBMA Gold Price AM following the sell order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay Sponsor fees on the Statements of Operations.

GLDW’s net realized and change in unrealized gain on investment in gold and Gold Delivery Agreement for the six-month period ended March 31, 2019 of $3,410 is made up of a realized gain of $1 from the sale of gold to pay Sponsor fees, a realized gain of $975 from the Gold Delivery Agreement, a realized gain of $70 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, and a change in unrealized appreciation of $2,364 on investment in gold.

GLDW’s net realized and change in unrealized gain on investment in gold and Gold Delivery Agreement for the six-month period ended March 31, 2018 of $82 is made up of a realized gain of $2 from the sale of gold to pay Sponsor fees, a realized loss of $533 from the Gold Delivery Agreement, a realized gain of $229 from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $149 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $235 on investment in gold.

2.11	Income Taxes

GLDW is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the shareholders, and the Administrator will report GLDW’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2019 or September 30, 2018. As of March 31, 2019, the 2018 and 2017 tax years remain open for examination. There were no examinations in progress at period end.

2.12	New Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The update provides guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. Management of the Sponsor does not currently expect these changes to have a material impact to future financial statements.

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

GLDW does not hold foreign currency, but is exposed to foreign currency risk as a result of its transactions under the Gold Delivery Agreement. Foreign currency exchange rates may fluctuate significantly over short periods of time and can be unpredictably affected by political developments or government intervention. The value of the Reference Currencies included in the FX Basket may be affected by several factors, including: monetary policies of central banks within the relevant foreign countries or markets; global or regional economic, political or financial events; inflation or interest rates of the relevant foreign countries and investor expectations concerning inflation or interest rates; and debt levels and trade deficits of the relevant foreign countries.

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

If the Gold Delivery Provider fails to deliver gold pursuant to its obligations under the Gold Delivery Agreement, such failure would have an adverse effect on GLDW in meeting its investment objective. Moreover, to the extent that the Gold Delivery Provider is unable to honor its obligations under the Gold Delivery Agreement, such as due to bankruptcy or default under the Gold Delivery Agreement or for any other reason, GLDW would need to find a new entity to act in the same capacity as the Gold Delivery Provider. If it could not quickly find a new entity to act in that capacity, it may not be able to meet its investment objective. The transactions under the Gold Delivery Agreement will terminate on June 30, 2022, unless the parties agree on extension terms. If the parties cannot agree on extension terms and GLDW is unable to find a new entity to act as Gold Delivery Provider, GLDW may not be able to meet its investment objective.

8.	Derivative Contract Information

For the three and six months ended March 31, 2019 and 2018, the effect of GLDW’s derivative contracts on the Combined Statements of Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Three Months Ended Mar-31, 2019	Three Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
(Amounts in 000’s of US$)
Currency Risk	Net Realized gain/(loss) on Gold Delivery Agreement	$452	$(415)	$975	$(533)

The table below summarizes the average daily notional value of derivative contracts outstanding during the periods:

	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
(Amounts in 000’s of US$)
Average notional	$28,687	$17,888

The notional value of the contract varies daily based on the amount of gold held at the Custodian.

At March 31, 2019 and September 30, 2018, GLDW’s over-the-counter (“OTC”) derivative assets and liabilities were as follows:

Gross Amounts of Assets and Liabilities Presented in the Statements of Financial Condition
	Assets[a]	Liabilities[a]
Derivatives
Gold Delivery Agreement	$—	$—

[a]	Absent an event of default or early termination, OTC derivative assets and liabilities are presented gross and not offset on the Statements of Financial Condition.

At March 31, 2019 and September 30, 2018, GLDW’s OTC derivative assets, which may offset against its OTC derivative liabilities and collateral received from the counterparty, were as follows:

Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Received	Cash Collateral Received	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

At March 31, 2019 and September 30, 2018, GLDW’s OTC derivative liabilities, which may offset against its OTC derivative assets and collateral pledged from the counterparty, were as follows:

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

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three and six-month periods ended March 31, 2019 and 2018. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Mar-31, 2019	Three Months Ended Mar-31, 2018	Six Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2018
Net Asset Value
Net asset value per Share, beginning of period	$126.14	$120.29	$114.39	$119.77

Net investment income/(loss)	(0.16)	(0.15)	(0.31)	(0.30)
Net Realized and Change in Unrealized Gain (Loss)	2.93	0.08	14.83	0.75

Net Income/(Loss)	2.77	(0.07)	14.52	0.45

Net asset value per Share, end of period	$128.91	$120.22	$128.91	$120.22

Market value per Share, beginning of period	$125.75	$120.87	$115.31	$118.89

Market value per Share, end of period	$129.12	$120.92	$129.12	$120.92

Ratio to average net assets
Net Investment loss(1)	(0.50)%	(0.50)%	(0.50)%	(0.50)%

Gross expenses(1)	0.50%	0.50%	0.50%	0.50%

Net expenses(1)	0.50%	0.50%	0.50%	0.50%

Total Return, at net asset value(2)	2.20%	(0.06)%	12.69%	0.38%

Total Return, at market value(2)	2.68%	0.04%	11.98%	1.71%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

SPDR® Gold MiniSharesSM Trust

Statements of Financial Condition

at March 31, 2019 (unaudited) and September 30, 2018

(Amounts in 000’s of US$ except for share and per share data)	Mar-31, 2019	Sep-30, 2018
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $627,896 and $226,957 at March 31, 2019 and September 30, 2018, respectively)	$646,909	$220,742
Gold receivable	—	8,307

Total Assets	$646,909	$229,049

LIABILITIES
Accounts payable to Sponsor	$98	$21

Total Liabilities	$98	$21

Net Assets	$646,811	$229,028

Shares issued and outstanding(1)	50,000,000	19,300,000
Net asset value per Share	$12.94	$11.87

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® Gold MiniSharesSM Trust

Schedules of Investments

(All balances in 000’s except for percentages)

March 31, 2019	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	499.4	$627,896	$646,909	100.02%

Total Investments		$627,896	$646,909	100.02%
Liabilities in excess of other assets			(98)	(0.02)%

Net Assets			$646,811	100.00%

(All balances in 000’s except for percentages)

September 30, 2018	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	185.9	$226,957	$220,742	96.38%

Total Investments		$226,957	$220,742	96.38%
Assets in excess of liabilities			8,286	3.62%

Net Assets			$229,028	100.00%

See notes to the unaudited financial statements.

SPDR® Gold MiniSharesSM Trust

Unaudited Statements of Operations

For the three and six months ended March 31, 2019(1)

(Amounts in 000’s of US$, except per share data)	Three Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2019
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$250	$384

Total expenses	250	384

Net investment loss	(250)	(384)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	9	9
Net realized gain/(loss) from gold distributed for the redemption of shares	—	—
Net change in unrealized appreciation/(depreciation) on investment in gold	2,724	25,228

Net realized and change in unrealized gain/(loss) on investment in gold	2,733	25,237

Net Income/(Loss)	$2,483	$24,853

Net income/(loss) per share	$0.06	$0.74

Weighted average number of shares (in 000’s)	43,468	33,732

(1)	No comparative has been provided as operations commenced on June 26, 2018. See Note 1.

See notes to the unaudited financial statements.

SPDR® Gold MiniSharesSM Trust

Unaudited Statements of Cash Flows

For the three and six months ended March 31, 2019(1)

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2019
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$203	$307
Cash expenses paid	(203)	(307)

Increase/(Decrease) in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$271,715	$392,930

Value of gold distributed for redemption of shares - net of gold payable	$—	$—

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2019
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$2,483	$24,853
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	203	307
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(9)	(9)
Net realized (gain)/loss from gold distributed for the redemption of shares	—	—
Net change in unrealized (appreciation)/depreciation on investment in gold	(2,724)	(25,228)
Increase/(Decrease) in accounts payable to Sponsor	47	77

Net cash provided by operating activities	$—	$—

(1)	No comparative has been provided as operations commenced on June 26, 2018. See Note 1.

See notes to the unaudited financial statements.

SPDR® Gold MiniSharesSM Trust

Unaudited	Statements of Changes in Net Assets

For the three and six months ended March 31, 2019(1)

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2019
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$396,942	$229,028
Creations	247,386	392,930
Net investment loss	(250)	(384)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	9	9
Net change in unrealized appreciation/(depreciation) on investment in gold	2,724	25,228

Net Assets - Closing Balance	$646,811	$646,811

(1)	No comparative for the three and six-month period ended March 31, 2018 has been provided as operations commenced on June 26, 2018. See Note 1.

See notes to the unaudited financial statements.

SPDR® Gold MiniSharesSM Trust

Notes to the Unaudited Financial Statements

1.	Organization

World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, two of which were operational as of March 31, 2019. The accompanying financial statements relate to the series SPDR® Gold MiniSharesSM Trust (“GLDM”), which began publicly trading on June 26, 2018. The fiscal year-end of GLDM is September 30.

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

The Statement of Financial Condition and Schedule of Investment at March 31, 2019, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three and six months ended March 31, 2019 and 2018 have been prepared on behalf of GLDM without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2019 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The results of operations for the three and six months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes GLDM’s investments at fair value:

(Amounts in 000’s of US$) March 31, 2019	Level 1	Level 2	Level 3
Investment in Gold	$646,909	$—	$—

Total	$646,909	$—	$—

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$220,742	$—	$—

Total	$220,742	$—	$—

There were no transfers between Level 1 and other Levels for the period ended March 31, 2019 or for the fiscal period ended September 30, 2018.

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

Gold bullion is held by ICBC Standard Bank Plc on behalf of GLDM. During the six-month period ended March 31, 2019 and fiscal period ended September 30, 2018, no gold was held by a subcustodian.

2.6	Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Mar-31, 2019	Sep-30, 2018
Gold receivable	$—	$8,307

2.7	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Mar-31, 2019	Sep-30, 2018
Gold payable	$—	$—

2.8	Creations and Redemptions of Shares

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

As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the six months ended March 31, 2019 were:

(Amounts are in 000’s)	Six Months Ended Mar-31, 2019
Activity in Number of Shares Created and Redeemed:
Creations	30,700
Redemptions	—

Net change in Number of Shares Created and Redeemed	30,700

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2019
Activity in Value of Shares Created and Redeemed:
Creations	$392,930
Redemptions	—

Net change in Value of Shares Created and Redeemed	$392,930

2.9	Income and Expense (Amounts in 000’s of US$)

The Administrator will, at the direction of the Sponsor, sell GLDM’s gold as necessary to pay its expenses. When selling gold to pay expenses, the Administrator will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, to meet expenses the Administrator will give a sell order and sell gold to the Custodian at the LBMA Gold Price PM following the sell order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay Sponsor fees on the Statement of Operations.

GLDM’s net realized and change in unrealized gain on investment in gold for the six months ended March 31, 2019 of $25,237 is made up of a realized gain of $9 from the sale of gold to pay Sponsor fees and a change in unrealized appreciation of $25,228 on investment in gold.

2.10	Income Taxes

GLDM is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the shareholders, and the Administrator will report GLDM’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2019. As of March 31, 2019, the 2018 tax year remains open for examination. There were no examinations in progress at period end.

2.11	New Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The update provides guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. Management of the Sponsor does not currently expect these changes to have a material impact to future financial statements.

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

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three and six-month periods ended March 31, 2019. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2019
Net Asset Value
Net asset value per Share, beginning of period	$12.80	$11.87

Net investment income/(loss)	(0.01)	(0.01)
Net Realized and Change in Unrealized Gain (Loss)	0.15	1.08

Net Income/(Loss)	0.14	1.07

Net asset value per Share, end of period	$12.94	$12.94

Market value per Share, beginning of period	$12.82	$11.91

Market value per Share, end of period	$12.91	$12.91

Ratio to average net assets
Net Investment loss(1)	(0.18)%	(0.18)%

Gross expenses(1)	0.18%	0.18%

Net expenses(1)	0.18%	0.18%

Total Return, at net asset value(2)	1.09%	9.01%

Total Return, at market value(2)	0.70%	8.40%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

No comparative has been provided as GLDM commenced operations on June 26, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. This Quarterly Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future gold prices, gold bullion sales, foreign currencies (including the Reference Currencies), foreign currency exchange rates, costs, plans, or objectives are forward-looking statements based on our estimates, beliefs, assumptions and projections. Words such as “could,” “would,” “may,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” and “predict,” and variations on such words, and similar expressions that reflect our current views with respect to future events and fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Important factors that we believe could affect performance and cause results to differ materially from our expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as updated from time to time in the Trust’s Securities and Exchange Commission filings.

Organization and Trust Overview

World Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”) dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series. SPDR® Long Dollar Gold Trust (“GLDW”) and SPDR® Gold MiniSharesSM Trust (“GLDM”) are currently the only operational series of the Trust. GLDW commenced operations in the first calendar quarter of 2017. GLDM commenced operations during the second calendar quarter of 2018. The fiscal year-end of the Trust and both GLDW and GLDM (referred to jointly as the “Funds”) is September 30. GLDW and GLDM issue Shares, which represent units of fractional undivided beneficial interest in and ownership of either GLDW or GLDM, respectively. The Trust has had no operations prior to January 27, 2017, other than matters relating to its organization, the registration of the Shares under the Securities Act of 1933, as amended, and the sale and issuance by GLDW on December 19, 2016 to WGC (US) Holdings, Inc., an affiliate of the Sponsor, of 10 GLDW Shares at an aggregate purchase price of $1,000. GLDW’s Shares and GLDM’s Shares began trading on the NYSE Arca on January 30, 2017 and June 26, 2018, respectively. As of May 6, 2019, GLDW and GLDM had 230,000 Shares and 49,500,000 Shares outstanding, respectively.

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

The investment objective of GLDW is to track the performance of the Solactive GLD® Long USD Gold Index (the “Index”), less GLDW’s expenses. The Index seeks to track the daily performance of a long position in physical gold, as represented by the LBMA Gold Price AM (as defined below), and a short position in a basket of non-U.S. currencies (i.e., a long U.S. dollar (“USD”) exposure versus the basket (“FX Basket”)). The non-U.S. currencies, which are weighted according to the Index, consist of: Euro, Japanese Yen, British Pound Sterling, Canadian Dollar, Swedish Krona and Swiss Franc (each, a “Reference Currency”).

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

Investing in the Shares does not insulate investors from certain risks, including price volatility. The following chart illustrates the movement in the NAV of the GLDW Shares against the Index as well as the corresponding gold price (per 1/10 of an oz. of gold) since the day the GLDW Shares first began trading on the NYSE Arca:

NAV & Index vs. gold price from January 30, 2017 to March 31, 2019

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

From January 30, 2017 (the date GLDW Shares began trading on the NYSE Arca) to March 31, 2019, the Daily Deliverable Amount (gross less the fee paid to the Gold Delivery Provider) under the Gold Delivery Agreement ranged from 252.515 ounces of gold bullion delivered to 248.506 ounces of gold bullion received, having corresponding market values, respectively, of $334,178 and $323,083. Over that same period, GLDW delivered a net amount of 308.539 ounces of gold bullion, having a corresponding market value of $456,561.

Critical Accounting Policy

Valuation of Gold, Definition of NAV

GLDW’s policy is to value the investment in gold bullion at fair value. The Administrator will value the gold held by GLDW on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. The net asset value (“NAV”) of GLDW is the aggregate value of GLDW’s assets, including the Gold Delivery Agreement less its liabilities. In determining the NAV of GLDW, the Administrator values the gold held by GLDW on the basis of the price of an ounce of gold determined by the IBA 10:30 AM auction process (“LBMA Gold Price AM”), which is an electronic auction, with the imbalance calculated and the price adjusted in rounds (30 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator determines the NAV of GLDW on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price AM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM will be used in the determination of the NAV of GLDW, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

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

GLDM’s policy is to value the investment in gold bullion at fair value. The NAV of GLDM is the aggregate value of GLDM’s assets less its liabilities (which include estimated accrued but unpaid fees and expenses). The NAV of GLDM is calculated based on the price of gold per ounce times the number of ounces of gold owned by GLDM. For purposes of calculating NAV, the number of ounces of gold owned by GLDM reflects the amount of gold delivered into (or out of) GLDM on a daily basis by Authorized Participants creating and redeeming Shares. Except as otherwise described in GLDM’s prospectus, in determining the NAV of GLDM, the Administrator generally will value the Gold Bullion held by GLDM on the basis of an ounce of gold determined by the IBA 3:00 PM auction process (the “LBMA Gold Price PM”). If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) will be used to determine the NAV of GLDM, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation of the Gold Bullion held by GLDM.

The Administrator determines the NAV per Share by dividing the NAV of GLDM by the number of outstanding GLDM Shares.

Results of Operations

GLDW

GLDW commenced operations on January 27, 2017, and in the period from then to March 31, 2019, 350,000 GLDW Shares (35 Creation Units) were created in exchange for 34,493.9 ounces of gold, 120,000 Shares (12 Creation Units) were redeemed in exchange for 11,210.1 ounces of gold, and 121.5 ounces of gold were sold to pay sponsor fees. For the three and six months ended March 31, 2019, there were no creations or redemptions.

At March 31, 2019, HSBC Bank plc (the “GLDW Custodian”) held 22,853.8 ounces of gold on behalf of GLDW in its vault, 100% of which was allocated gold in the form of London Good Delivery gold bars with a market value of $29,507,746 (cost $28,481,842) based on the LBMA Gold Price AM on March 29, 2019. Through the date of this report, (i) 115.6 ounces of gold were receivable by the GLDW Custodian in connection with the settlement of the Gold Delivery Agreement and (ii) GLDW has used no subcustodians.

At March 31, 2018, the GLDW Custodian held 12,588.5 ounces of gold on behalf of the GLDW in its vault, 100% of which was allocated gold in the form of London Good Delivery gold bars with a market value of $16,665,856 (cost $15,617,359) based on the LBMA Gold Price AM on March 31, 2018. At September 30, 2018, the GLDW Custodian held 22,004.4 ounces of gold on behalf of GLDW, 100% of which was allocated gold in the form of London Good Delivery gold bars with a market value of $26,042,261 (cost $27,378,794). Subcustodians did not hold any gold in their vaults on behalf of GLDW.

On March 18, 2019, Inspectorate International Limited, or Inspectorate, concluded the annual random sample count of the Trust’s gold bullion held by the Custodian. The sample count was based on the Trust’s inventory of gold as of March 15, 2019. Inspectorate reported that there were no anomalies identified within the Trust’s gold holdings as of such date. The results can be found on www.spdrgoldshares.com.

GLDM

GLDM commenced operations on June 26, 2018 and in the period from then to March 31, 2019, 50,000,000 GLDM Shares were created (500 Creation Units) in exchange for 499,652.5 ounces of gold and 263.1 ounces of gold were sold to pay sponsor fees. For the three months ended March 31, 2019, 19,000,000 Shares (190 Creation Units) were created in exchange for 189,793.7 ounces of gold. For the six months ended March 31, 2019, 40,500,000 Shares (405 Creation Units) were created in exchange for 404,662.0 ounces of gold. There were no redemptions during the three and six months ended March 31, 2019.

At March 31, 2019, ICBC Standard Bank Plc (the “GLDM Custodian”) held 499,389.4 ounces of gold on behalf of GLDM in its vault, 100% of which was allocated gold in the form of London Good Delivery gold bars including gold payable, if any, with a market value of $646,909,024 (cost $627,895,684) based on the LBMA Gold Price PM on March 29, 2019. Through the date of this report, (i) no ounces of gold were receivable by the GLDM Custodian in connection with the creation of Shares and (ii) GLDM has used no subcustodians.

At September 30, 2018, the GLDM Custodian held 185,927 ounces of gold in its vault, 100% of which was allocated gold in the form of London Good Delivery gold bars with a market value of $220,741,876 (cost $226,957,150). Subcustodians did not hold any gold in their vaults on behalf of GLDM.

On March 19, 2019, Inspectorate International Limited, or Inspectorate, concluded the annual random sample count of the Trust’s gold bullion held by the Custodian. The sample count was based on the Trust’s inventory of gold as of March 15, 2019. Inspectorate reported that there were no anomalies identified within the Trust’s gold holdings as of such date. The results can be found on www.spdrgoldshares.com.

Cash Resources and Liquidity

At March 31, 2019, neither GLDW nor GLDM had any cash balances. When selling gold to pay expenses, the Administrator endeavors to sell the smallest amount of gold needed to pay expenses in order to minimize the

Funds’ holdings of assets other than gold. As a consequence, we expect that the Funds will not record any net cash flow from their operations and that their cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Funds’ Shares, it is important to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price AM in U.S. dollars per ounce over the period from January 30, 2017 (the first day Shares of GLDW began trading on the NYSE Arca) to March 31, 2019.

Daily gold price – January 30, 2017 to March 31, 2019

LBMA Gold Price AM USD

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce beginning June 26, 2018 (first day Shares of GLDM began trading on the NYSE Arca) through March 31, 2019.

Daily gold price – June 26, 2018 to March 31, 2019

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the periods from January 30, 2017 through March 31, 2019, based on the LBMA Gold Price AM were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)

January 30, 2017 to March 31, 2017	$1,230.10	$1,256.90	Mar 27, 2017	$1,189.85	Jan 30, 2017	$1,241.70	Mar 31, 2017

April 1, 2017 to June 30, 2017	$1,257.49	$1,292.70	Jun 07, 2017	$1,221.00	May 11, 2017	$1,243.25	Jun 30, 2017

July 1, 2017 to September 30, 2017	$1,278.01	$1,350.90	Sep 08, 2017	$1,207.55	Jul 10, 2017	$1,286.95	Sep 29, 2017

October 1, 2017 to December 31, 2017	$1,276.68	$1,305.15	Oct 16, 2017	$1,241.60	Dec 13, 2017	$1,296.50	Dec 29, 2017

January 1, 2018 to March 31, 2018	$1,330.70	$1,360.25	Jan 25, 2018	$1,311.05	Feb 08, 2018	$1,323.90	Mar 29, 2018

April 1, 2018 to June 30, 2018	$1,306.26	$1,347.90	Apr 19, 2018	$1,250.50	Jun 28, 2018	$1,250.55	Jun 29, 2018

July 1, 2018 to September 30, 2018	$1,213.47	$1,262.60	Jul 09, 2018	$1,176.70	Aug 17, 2018	$1,183.50	Sep 28, 2018

October 1, 2018 to December 31, 2018	$1,227,42	$1,281.65	Dec 31, 2018	$1,185.30	Oct 01, 2018	$1,281.65	Dec 31, 2018

January 1, 2019 to March 31, 2019	$1,304.11	$1,345.75	Feb 20, 2019	$1,278.70	Jan 21, 2019	$1,291.15	Mar 29, 2019

January 30, 2017 to March 31, 2019	$1,270.53	$1,360.25	Jan 25, 2018	$1,176.70	Aug 17, 2018	$1,291.15	Mar 29, 2019

(1)	The end of period gold price is the LBMA Gold Price AM on the last business day of the period. This is in accordance with the Declaration of Trust and the basis used for calculating the NAV of GLDW.

The average, high, low and end-of-period gold prices for the period from April 1, 2018 (first quarter of GLDM’s trading) through March 31, 2019, based on the LBMA Gold Price PM were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)

April 1, 2018 to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	Jun 29, 2018	$1,250.45	Jun 29, 2018

July 1, 2018 to September 30, 2018	$1,213.19	$1,262.05	Jul 09, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018

October 1 to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 09, 2018	$1,281.65	Dec 31, 2018	(2)

January 1, 2019 to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019

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

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and to the Audit Committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of GLDW’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of GLDW were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act on behalf of GLDW are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and to the Audit Committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of GLDM’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of GLDM were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act on behalf of GLDM are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and to the Audit Committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting of the Trust that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

There has been no change in the internal control over financial reporting of GLDW that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, GLDW’s internal control over financial reporting.

There has been no change in the internal control over financial reporting of GLDM that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, GLDM’s internal control over financial reporting.

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The risks described above and in our Annual Report on Form 10-K are not the only risks that the Trust faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes in our risk factors from those disclosed in our 2018 Annual Report on Form 10-K, except for the following:

The sale of the Funds’ Gold Bullion to pay expenses at a time of low gold prices could adversely affect the value of the Shares.

The Sponsor will sell Gold Bullion held by the Funds’ to pay the Funds’ respective expenses on an as-needed basis irrespective of then-current gold prices. The Funds are not actively managed, and no attempt will be made to buy or sell Gold Bullion to protect against or to take advantage of fluctuations in the price of gold. Consequently, the Funds’ Gold Bullion may be sold at a time when the gold price is low, resulting in a negative effect on the value of the Shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Certificate of Trust, incorporated by reference from Exhibit 3.1 to the Form S-1 filed on August 28, 2015.

3.2	Certificate of Amendment to Certificate of Trust, incorporated by reference from Exhibit 3.2 to the Form S-1/A filed on August 30, 2016.

3.3	Second Certificate of Amendment to Certificate of Trust, incorporated by reference from Exhibit 3.3 to the Form S-1/A filed on May 4, 2018.

4.1	Third Amended and Restated Agreement and Declaration of Trust, dated January 6, 2017, incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on January 9, 2017.

4.2	Fourth Amended and Restated Agreement and Declaration of Trust, dated April 16, 2018, incorporated by reference from Exhibit 4.2 to the Form S-1/A filed on May 4, 2018.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended to March 31, 2019.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WGC USA Asset Management Company, LLC Sponsor of the World Gold Trust (Registrant)

Date: May 7, 2019	By:	/s/ Joseph R. Cavatoni
Joseph R. Cavatoni
Principal Executive Officer

Date: May 7, 2019	By:	/s/ Laura S. Melman
Laura S. Melman
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

*	The registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the registrant.