Form 10-Q
period 2019-06-30
World Gold Trust
filed 2019-08-06
CIK 1618181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2019
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
685 Third Avenue 27
th
Floor
New York
,
New York 10017
(Address of Principal Executive Offices)
(
212
)
317-3800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
SPDR ® Long Dollar Gold Trust	GLDW	NYSE Arca
SPDR ® Gold MiniShares SM Trust	GLDM	NYSE Arca

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
of the Exchange Act).    Yes
☐
    No
☒

As of August 5, 2019, SPDR
®
 Long Dollar Gold Trust had 253,000
shares outstanding, and
SPDR
®
 Gold MiniShares
SM
Trust had 61,800,000
shares outstanding.

WORLD GOLD TRUST

WORLD GOLD TRUST

Part 1.	FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
Index

Documents	Page
Unaudited World Gold Trust Combined Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Cash Flows, Statements of Changes in Net Assets and Notes to the Combined Financial Statements	2
Unaudited SPDR® Long Dollar Gold Trust Statements of Financial Condition, Schedules of Investments, Statements of Operations, Statements of Cash Flows, Statements of Changes in Net Assets and Notes to Financial Statements	15
Unaudited SPDR® Gold MiniSharesSM Trust Statements of Financial Condition, Schedules of Investment, Statements of Operations, Statements of Cash Flows and Statements of Changes in Net Assets and Notes to Financial Statements	29

World Gold Trust
Combined Statements of Financial Condition
at June 30, 2019 (unaudited) and September 30, 2018

(Amounts in 000’s of US$)	Jun-30, 2019	Sep-30, 2018
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $742,075 and $254,337 at June 30, 2019 and September 30, 2018, respectively)	$825,549	$246,784
Gold Delivery Agreement receivable	16	276
Gold receivable	—	8,307

Total Assets	$825,565	$255,367

LIABILITIES
Accounts payable to Sponsor	$119	$29
Gold Delivery Agreement payable	55	1

Total Liabilities	$174	$30

Net Assets	$825,391	$255,337

See notes to the unaudited combined financial statements.

World Gold Trust
Combined Schedules of Investments
(All balances in 000’s except percentages)

June 30, 2019	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	585.9	$742,075	$825,549	100.02%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	585.9	$742,075	$825,549	100.02%
Liabilities in excess of other assets			(158)	(0.02)%

Net Assets			$825,391	100.00%

Derivatives Contract
at June 30, 2019 (unaudited)

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$33,609	6/30/22	$ —

(All balances in 000’s except percentages)

September 30, 2018	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	207.9	$254,337	$246,784	96.65%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	207.9	$254,337	$246,784	96.65%
Assets in excess of liabilities			8,553	3.35%

Net Assets			$255,337	100.00%

Derivatives Contract
at September 30, 2018

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/(Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$26,042	6/30/22	$ —

See notes to the unaudited combined financial statements.

World Gold Trust
Unaudited Combined Statements of Operations
For the three and nine months ended June 30, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$330	$15	$761	$45
Gold Delivery Provider fees	13	8	37	23

Total expenses	343	23	798	68

Net investment loss	(343)	(23)	(798)	(68)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	11	1	21	3
Net realized gain/(loss) on Gold Delivery Agreement	(188)	939	787	406
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	117	55	187	284
Net realized gain/(loss) from gold distributed for the redemption of shares	975	—	975	149
Net change in unrealized appreciation/(depreciation) on investment in gold	63,435	(1,487)	91,027	(1,252)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	64,350	(492)	92,997	(410)

Net Income/(Loss)	$64,007	$(515)	$92,199	$(478)

See notes to the unaudited combined financial statements.

World Gold Trust
Unaudited Combined Statements of Cash Flows
For the three and nine months ended June 30, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$318	$14	$671	$43
Cash expenses paid	(318)	(14)	(671)	(43)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of shares	—	—	—	—
Cash paid for repurchase of shares	—	—	—	—

Increase/(Decrease) in cash resulting from financing activities	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$109,808	$27,855	$502,738	$32,668

Value of gold distributed for redemption of shares - net of gold payable	$(24,883)	$—	$(24,883)	$(2,393)

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows - net of Gold Delivery Agreement receivable	$1,913	$2,260	$6,692	$5,436

Value of Gold Delivery Agreement outflows - net of Gold Delivery Agreement payable	$(1,911)	$(1,297)	$(5,865)	$(5,007)

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$64,007	$(515)	$92,199	$(478)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gold paid for Gold Delivery Provider fees	13	8	37	23
Proceeds from sales of gold to pay expenses	318	14	671	43
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(11)	(1)	(21)	(3)
Net realized (gain)/loss on Gold Delivery Agreement	188	(939)	(787)	(406)
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(117)	(55)	(187)	(284)
Net realized (gain)/loss from gold distributed for the redemption of shares	(975)	—	(975)	(149)
Net change in unrealized (appreciation)/depreciation on investment in gold	(63,435)	1,487	(91,027)	1,252
Increase/(Decrease) in accounts payable to Sponsor	12	1	90	2

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited combined financial statements.

World Gold Trust
Unaudited Combined Statements of Changes in Net Assets
For the three and nine months ended June 30, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$676,459	$16,831	$255,337	$14,373
Creations	109,808	33,975	502,738	38,789
Redemptions	(24,883)	—	(24,883)	(2,393)
Net investment loss	(343)	(23)	(798)	(68)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	11	1	21	3
Net realized gain/(loss) on Gold Delivery Agreement	(188)	939	787	406
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	117	55	187	284
Net realized gain/(loss) from gold distributed for the redemption of shares	975	—	975	149
Net change in unrealized appreciation/(depreciation) on investment in gold	63,435	(1,487)	91,027	(1,252)

Net Assets - Closing Balance	$825,391	$50,291	$825,391	$50,291

See notes to the unaudited combined financial statements.

WORLD GOLD TRUST
Notes to the Unaudited Combined Financial Statements
1.	Organization

World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series of which two were operational as of June 30, 2019. All of the series of the Trust are collectively referred to as the “Funds” and each individually as a “Series.” The accompanying financial statements relate to the Trust, SPDR
®
Long Dollar Gold Trust (“GLDW”) and SPDR
®
Gold MiniShares
SM
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
The Combined Statement of Financial Condition and Schedule of Investments at June 30, 2019, and the Combined Statements of Operations, Changes in Net Assets and Cash Flows for the three and nine months ended June 30, 2019 and 2018 have been prepared on behalf of the Trust and the Funds without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2019 and for all periods presented have been made. These combined financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form
10-K
for the fiscal year ended September 30, 2018. The results of operations for the three and nine months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year.
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
2.3	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments of sufficient credit quality with original maturity of three months or less.
2.4	Solactive GLD ® Long USD Gold Index—Gold Delivery Agreement

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
The Index is designed to represent the daily performance of a long position in physical gold, as represented by the LBMA Gold Price AM, and a short position in the basket of Reference Currencies with weightings determined by the FX Basket. The Reference Currencies and their respective weightings in the Index are as follows: Euro (EUR/USD) (57.6%), Japanese Yen USD/JPY (13.6%), British Pound Sterling
GBP/
USD (11.9%), Canadian Dollar (USD/CAD) (9.1%), Swedish Krona (USD/SEK) (4.2%), and Swiss Franc (USD/CHF) (3.6%).
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
The following table summarizes the Funds’ investments at fair value:

(Amounts in 000’s of US$) June 30, 2019	Level 1	Level 2	Level 3
Investment in Gold	$825,549	$—	$—
Gold Delivery Agreement	—	—	—

Total	$825,549	$—	$—

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$246,784	$—	$—
Gold Delivery Agreement	—	—	—

Total	$246,784	$—	$—

There were no transfers between Level 1 and other Levels for the period ended June 30, 2019 or for the fiscal year ended September 30, 2018.
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
two
business days of the trade date.

	Jun-30, 2019	Sep-30, 2018
(Amounts in 000’s of US$)
Gold receivable	$—	$8,307

	Jun-30, 2019	Sep-30, 2018
(Amounts in 000’s of US$)
Gold payable	$—	$—
2.8	Gold Delivery Agreement Receivable
Gold Delivery Agreement receivable represents the quantity of gold due to be received under the Gold Delivery Agreement. The gold is transferred to GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date.

	Jun-30, 2019	Sep-30, 2018
(Amounts in 000’s of US$)
Gold Delivery Agreement receivable	$16	$276
2.9	Gold Delivery Agreement Payable
Gold Delivery Agreement payable represents the quantity of gold due to be delivered under the Gold Delivery Agreement. The gold is transferred from GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date.

	Jun-30, 2019	Sep-30, 2018
(Amounts in 000’s of US$)
Gold Delivery Agreement payable	$55	$1
2.10	Creations and Redemptions of Shares
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
As the Shares of the Funds are redeemable in Creation Units at the option of the Authorized Participants, the Funds have classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the nine months ended June 30, 2019 and June 30, 2018 were:

	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
(Amounts in 000’s)
Activity in Number of Shares Created and Redeemed:
Creations	38,910	2,290
Redemptions	(1,900)	(20)

Net change in Number of Shares Created and Redeemed	37,010	2,270

	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
(Amounts in 000’s of US$)
Activity in Value of Shares Created and Redeemed:
Creations	$502,738	$38,789
Redemptions	(24,883)	(2,393)

Net change in Value of Shares Created and Redeemed	$477,855	$36,396

2.11	Income and Expense (Amounts in 000’s of US$)

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
The Funds’ net realized and change in unrealized gain on investment in gold and Gold Delivery Agreement for the nine-month period ended June 30, 2019 of $92,997 is made up of a realized gain of $21 from the sale of gold to pay Sponsor fees, a realized gain of $787 from the Gold Delivery Agreement, a realized gain of $187 from gold transferred to cover the Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $975 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $91,027 on investment in gold.
The Funds’ net realized and change in unrealized loss on investment in gold and Gold Delivery Agreement for the nine-month period ended June 30, 2018 of $(410) is made up of a realized gain of $3 from the sale of gold to pay Sponsor fees, a realized gain of $406 from the Gold Delivery Agreement, a realized gain of $284 from gold transferred to cover the Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $149 from gold distributed for the redemption of shares, and a change in unrealized depreciation of $(1,252) on investment in gold.
2.12	Income Taxes

The Funds are classified as “grantor trusts” for U.S. federal income tax purposes. As a result, the Funds are not subject to U.S. federal income tax. Instead, the Funds’ income and expenses “flow through” to the shareholders, and the Administrator will report the Funds’ proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis
The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no
reserves for uncertain tax positions are required as of June 30, 2019 or September 30, 2018. As of June 30, 2019, the 2018 and 2017 tax years remain open for examination. There were no examinations in progress at period end.
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

If the Gold Delivery Provider fails to deliver gold pursuant to its obligations under the Gold Delivery Agreement, such failure would have an adverse effect on GLDW in meeting its investment objective. Moreover, to the extent that the Gold Delivery Provider is unable to honor its obligations under the Gold Delivery Agreement, such as due to bankruptcy or default under the Gold Delivery Agreement or for any other reason, GLDW would need to find a new entity to act in the same capacity as the Gold Delivery Provider. If it could not quickly find a new entity to act in that capacity, it may not be able to meet its investment objective. The transactions under the Gold Delivery Agreement will terminate on
June 30, 2022
, unless the parties agree on extension terms. If the parties cannot agree on extension terms and GLDW is unable to find a new entity to act as Gold Delivery Provider, GLDW may not be able to meet its investment objective.
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
For the three and nine months ended June 30, 2019 and 2018, the effect of GLDW’s derivative contracts on the Combined Statements of Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
(Amounts in 000’s of US$)
Currency Risk	Net Realized gain/(loss) on Gold Delivery Agreement	$(188)	$939	$787	$406
The table below summarizes the average daily notional value of derivative contracts outstanding during the periods:

	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
(Amounts in 000’s of US$)
Average notional	$29,236	$17,957
The notional value of the contract varies daily based on the value of gold held at the Custodian.
At June 30, 2019 and September 30, 2018, GLDW’s
over-the-counter
(“OTC”) derivative assets and liabilities were as follows:

Gross Amounts of Assets and Liabilities Presented in the Combined Statements of Financial Condition
	Assets a	Liabilities a
Derivatives
Gold Delivery Agreement	$—	$—

a	Absent an event of default or early termination, OTC derivative assets and liabilities are presented gross and not offset on the Combined Statements of Financial Condition.
At June 30, 2019 and September 30, 2018, GLDW’s OTC derivative assets, which may offset against its OTC derivative liabilities and collateral received from the counterparty, were as follows:

Amounts Not Offset in the Combined Statements of Financial Condition
	Gross Amounts of Assets Presented in the Combined Statements of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Received	Cash Collateral Received	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

At June 30, 2019 and September 30, 2018, GLDW’s OTC derivative liabilities, which may offset against its OTC derivative assets and collateral pledged from the counterparty, were as follows:

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

10.	Subsequent Events
On July 15, 2019, the Sponsor notified the NYSE Arca that it has determined to voluntarily close GLDW, delist, and liquidate GLDW’s Shares from trading on the NYSE Arca and to withdraw the GLDW Shares from registration under the Exchange Act. GLDW will not accept creation and redemption orders after September 6, 2019. Trading of the GLDW Shares on the NYSE Arca will cease at the close of market on September 9, 2019, and final liquidation payments are scheduled to be made on or about September 16, 2019.

SPDR
®
Long Dollar Gold Trust
Statements of Financial Condition
at June 30, 2019 (unaudited) and September 30, 2018

(Amounts in 000’s of US$ except for share and per share data)	Jun-30, 2019	Sep-30, 2018
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $29,942 and $27,380 at June 30, 2019 and September 30, 2018, respectively)	$33,609	$26,042
Gold Delivery Agreement receivable	16	276

Total Assets	$33,625	$26,318

LIABILITIES
Accounts payable to Sponsor	$9	$8
Gold Delivery Agreement payable	55	1

Total Liabilities	$64	$9

Net Assets	$33,561	$26,309
Shares issued and outstanding (1)	240,000	230,000
Net asset value per Share	$139.84	$114.39
(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.
See notes to the unaudited financial statements.

SPDR
®
Long Dollar Gold Trust
Schedules of Investments

(All balances in 000’s except percentages)

June 30, 2019	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	23.8	$29,942	$33,609	100.14%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	23.8	$29,942	$33,609	100.14%
Liabilities in excess of other assets			(48)	(0.14)%

Net Assets			$33,561	100.00%

Derivatives Contract
at June 30, 2019 (unaudited)

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/ (Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$33,609	6/30/22	$—

(All balances in 000’s except percentages)

September 30, 2018	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	22.0	$27,380	$26,042	98.99%
Gold Delivery Agreement	—	—	—	0.00%

Total Investments	22.0	$27,380	$26,042	98.99%
Assets in excess of liabilities			267	1.01%

Net Assets			$26,309	100.00%

Derivatives Contract
at September 30, 2018

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/ (Depreciation)
Gold Delivery Agreement	Merrill Lynch International	$26,042	6/30/22	$—

See notes to the
unaudited financial statements.

SPDR
®
Long Dollar Gold Trust
Unaudited Statements of Operations
For the three and nine months ended June 30, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$25	$14	$72	$44
Gold Delivery Provider fees	13	8	37	23

Total expenses	38	22	109	67

Net investment loss	(38)	(22)	(109)	(67)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2	1	3	3
Net realized gain/(loss) on Gold Delivery Agreement	(188)	939	787	406
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	117	55	187	284
Net realized gain/(loss) from gold distributed for the redemption of shares	—	—	—	149
Net change in unrealized appreciation/(depreciation) on investment in gold	2,641	(1,120)	5,005	(885)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	2,572	(125)	5,982	(43)

Net Income/(Loss)	$2,534	$(147)	$5,873	$(110)

Net income/(loss) per share	$10.97	$(0.99)	$25.53	$(0.74)

Weighted average number of shares (in 000’s)	231	148	230	149

See notes to the unaudited financial statements.

SPDR
®
Long Dollar Gold Trust
Unaudited Statements of Cash Flows
For the three and nine months ended June 30, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$25	$14	$71	$43
Cash expenses paid	(25)	(14)	(71)	(43)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of shares	—	—	—	—
Cash paid for repurchase of shares	—	—	—	—

Increase/(Decrease) in cash resulting from financing activities	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$1,379	$2,479	$1,379	$7,292

Value of gold distributed for redemption of shares - net of gold payable	$—	$—	$—	$(2,393)

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows - net of Gold Delivery Agreement receivable	$1,913	$2,260	$6,692	$5,436

Value of Gold Delivery Agreement outflows - net of Gold Delivery Agreement payable	$(1,911)	$(1,297)	$(5,865)	$(5,007)

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$2,534	$(147)	$5,873	$(110)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gold paid for Gold Delivery Provider fees	13	8	37	23
Proceeds from sales of gold to pay expenses	25	14	71	43
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(2)	(1)	(3)	(3)
Net realized (gain)/loss on Gold Delivery Agreement	188	(939)	(787)	(406)
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(117)	(55)	(187)	(284)
Net realized (gain)/loss from gold distributed for the redemption of shares	—	—	—	(149)
Net change in unrealized (appreciation)/depreciation on investment in gold	(2,641)	1,120	(5,005)	885
Increase/(Decrease) in accounts payable to Sponsor	—	—	1	1

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

SPDR
®
Long Dollar Gold Trust
Unaudited Statements of Changes in Net Assets
For the three and nine months ended June 30, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$29,648	$16,831	$26,309	$14,373
Creations	1,379	6,098	1,379	10,912
Redemptions	—	—	—	(2,393)
Net investment loss	(38)	(22)	(109)	(67)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2	1	3	3
Net realized gain/(loss) on Gold Delivery Agreement	(188)	939	787	406
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	117	55	187	284
Net realized gain/(loss) from gold distributed for the redemption of shares	—	—	—	149
Net change in unrealized appreciation/(depreciation) on investment in gold	2,641	(1,120)	5,005	(885)

Net Assets - Closing Balance	$33,561	$22,782	$33,561	$22,782

See notes to the unaudited financial statements.

SPDR
®
Long Dollar Gold Trust
Notes to the Unaudited Financial Statements
1.	Organization

World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, two of which were operational as of June 30, 2019. The accompanying financial statements relate to the series SPDR® Long Dollar Gold Trust (“GLDW”), which commenced operations on January 27, 2017. The fiscal year-end
of GLDW is September 30.
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
The Statement of Financial Condition and Schedule of Investments at June 30, 2019, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three and nine months ended June 30, 2019 and 2018 have been prepared on behalf of GLDW without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2019 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form
10-K
for the fiscal year ended September 30, 2018. The results of operations for the three and nine months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year.
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
2.3	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments of sufficient credit quality with original maturity of three months or less.
2.4	Solactive GLD ® Long USD Gold Index—Gold Delivery Agreement

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
The following table summarizes GLDW’s investments at fair value:

(Amounts in 000’s of US$) June 30, 2019	Level 1	Level 2	Level 3
Investment in Gold	$33,609	$—	$—
Gold Delivery Agreement	—	—	—

Total	$33,609	$—	$—

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$26,042	$—	$—
Gold Delivery Agreement	—	—	—

Total	$26,042	$—	$—

There were no transfers between Level 1 and other Levels for the period ended June 30, 2019 or for the fiscal year ended September 30, 2018.
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
Gold bullion is held by HSBC Bank plc on behalf of GLDW. During the nine months ended June 30, 2019 and the fiscal year ended September 30, 2018,
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

(Amounts in 000’s of US$)	Jun-30, 2019	Sep-30, 2018
Gold Delivery Agreement receivable	$16	$276
Gold Receivable	—	—
2.8	Gold Delivery Agreement Payable and Gold Payable
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

(Amounts in 000’s of US$)	Jun-30, 2019	Sep-30, 2018
Gold Delivery Agreement payable	$55	$1
Gold Payable	—	—
2.9	Creations and Redemptions of Shares
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
GLDW Shares commenced trading in January 2017. As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDW has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the nine months ended June 30, 2019 and June 30, 2018 were:

(Amounts in 000’s)	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
Activity in Number of Shares Created and Redeemed:
Creations	10	90
Redemptions	(—)	(20)

Net change in Number of Shares Created and Redeemed	10	70

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
Activity in Value of Shares Created and Redeemed:
Creations	$1,379	$10,912
Redemptions	(—)	(2,393)

Net change in Value of Shares Created and Redeemed	$1,379	$8,519

2.10	Income and Expense (Amounts in 000’s of US$)

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
GLDW’s net realized and change in unrealized gain on investment in gold and Gold Delivery Agreement for the nine-month period ended June 30, 2019 of $5,982 is made up of a realized gain of $3 from the sale of gold to pay Sponsor fees, a realized gain of $787 from the Gold Delivery Agreement, a realized gain of $187 from gold transferred to cover the Gold Delivery Agreement and Gold Delivery Provider fees, and a change in unrealized appreciation of $5,005 on investment in gold.
GLDW’s net realized and change in unrealized loss on investment in gold and Gold Delivery Agreement for the nine-month period ended June 30, 2018 of $(43) is made up of a realized gain of $3 from the sale of gold to pay Sponsor fees, a realized gain of $406 from the Gold Delivery Agreement, a realized gain of $284 from gold transferred to cover the Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $149 from gold distributed for the redemption of shares, and a change in unrealized depreciation of $(885) on investment in gold.
2.11	Income Taxes

GLDW is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the shareholders, and the Administrator will report GLDW’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.
The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no
reserves for uncertain tax positions are required as of June 30, 2019 or September 30, 2018. As of June 30, 2019, the 2018 and 2017 tax years remain open for examination. There were no examinations in progress at period end.
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
If the Gold Delivery Provider fails to deliver gold pursuant to its obligations under the Gold Delivery Agreement, such failure would have an adverse effect on GLDW in meeting its investment objective. Moreover, to the extent that the Gold Delivery Provider is unable to honor its obligations under the Gold Delivery Agreement, such as due to bankruptcy or default under the Gold Delivery Agreement or for any other reason, GLDW would need to find a new entity to act in the same capacity as the Gold Delivery Provider. If it could not quickly find a new entity to act in that capacity, it may not be able to meet its investment objective. The transactions under the Gold Delivery Agreement will terminate on
June 30, 2022
, unless the parties agree on extension terms. If the parties cannot agree on extension terms and GLDW is unable to find a new entity to act as Gold Delivery Provider, GLDW may not be able to meet its investment objective.
8.	Derivative Contract Information
For the three and nine months ended June 30, 2019 and 2018, the effect of GLDW’s derivative contracts on the Combined Statements of Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
(Amounts in 000’s of US$)
Currency Risk	Net Realized gain/(loss) on Gold Delivery Agreement	$(188)	$939	$787	$406
The table below summarizes the average daily notional value of derivative contracts outstanding during the periods:

	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
(Amounts in 000’s of US$)
Average notional	$29,236	$17,957
The notional value of the contract varies daily based on the value amount of gold held at the Custodian.
At June 30, 2019 and September 30, 2018, GLDW’s
over-the-counter
(“OTC”) derivative assets and liabilities were as follows:

Gross Amounts of Assets and Liabilities Presented in the Statements of Financial Condition
	Assets a	Liabilities a
Derivatives
Gold Delivery Agreement	$—	$—

a	Absent an event of default or early termination, OTC derivative assets and liabilities are presented gross and not offset on the Statements of Financial Condition.
At June 30, 2019 and September 30, 2018, GLDW’s OTC derivative assets, which may offset against its OTC derivative liabilities and collateral received from the counterparty, were as follows:

Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Received	Cash Collateral Received	Net Amount
Counterparty
Merrill Lynch International	$—	$—	$—	$—	$—

At June 30, 2019 and September 30, 2018, GLDW’s OTC derivative liabilities, which may offset against its OTC derivative assets and collateral pledged from the counterparty, were as follows:

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
The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three and nine-month periods ended June 30, 2019 and 2018. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
Net Asset Value
Net asset value per Share, beginning of period	$128.91	$120.22	$114.39	$119.77

Net investment income/(loss)	(0.16)	(0.15)	(0.47)	(0.45)
Net Realized and Change in Unrealized Gain/ (Loss)	11.09	(0.16)	25.92	0.59

Net Income/(Loss)	10.93	(0.31)	25.45	0.14

Net asset value per Share, end of period	$139.84	$119.91	$139.84	$119.91

Market value per Share, beginning of period	$129.12	$120.92	$115.31	$118.89

Market value per Share, end of period	$140.30	$120.40	$140.30	$120.40

Ratio to average net assets
Net Investment loss (1)	(0.50)%	(0.50)%	(0.50)%	(0.50)%

Gross expenses (1)	0.50%	0.50%	0.50%	0.50%

Net expenses (1)	0.50%	0.50%	0.50%	0.50%

Total Return, at net asset value (2)	8.48%	(0.26)%	22.25%	0.12%

Total Return, at market value (2)	8.66%	(0.43)%	21.67%	1.27%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.
11.	Subsequent Events
On July 15, 2019, the Sponsor notified the NYSE Arca that it has determined to voluntarily close GLDW, delist, and liquidate GLDW’s Shares from trading on the NYSE Arca and to withdraw the GLDW Shares from registration under the Exchange Act. GLDW will not accept creation and redemption orders after September 6, 2019. Trading of the GLDW Shares on the NYSE Arca will cease at the close of market on September 9, 2019, and final liquidation payments are scheduled to be made on or about September 16, 2019.

SPDR
®
Gold MiniShares
SM
Trust
Statements of Financial Condition
at June 30, 2019 (unaudited) and September 30, 2018

(Amounts in 000’s of US$ except for share and per share data)	Jun-30, 2019	Sep-30, 2018
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $712,133 and $226,957 at June 30, 2019 and September 30, 2018, respectively)	$791,940	$220,742
Gold receivable	—	8,307

Total Assets	$791,940	$229,049

LIABILITIES
Accounts payable to Sponsor	$110	$21

Total Liabilities	$110	$21

Net Assets	$791,830	$229,028

Shares issued and outstanding (1)	56,300,000	19,300,000
Net asset value per Share	$14.06	$11.87
(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.
See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Schedules of Investment
(All balances in 000’s except percentages)

June 30, 2019	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	562.1	$712,133	$791,940	100.01%

Total Investments		$712,133	$791,940	100.01%
Liabilities in excess of other assets			(110)	(0.01)%

Net Assets			$791,830	100.00%

(All balances in 000’s except percentages)

September 30, 2018	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	185.9	$226,957	$220,742	96.38%

Total Investments		$226,957	$220,742	96.38%
Assets in excess of liabilities			8,286	3.62%

Net Assets			$229,028	100.00%

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Operations
For the three and nine months ended June 30, 2019 and 2018

(Amounts in 000’s of US$, except per share data)	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018 (1)	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$305	$1	$689	$1

Total expenses	305	1	689	1

Net investment loss	(305)	(1)	(689)	(1)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	9	—	18	—
Net realized gain/(loss) from gold distributed for the redemption of shares	975	—	975	—
Net change in unrealized appreciation/(depreciation) on investment in gold	60,794	(367)	86,022	(367)

Net realized and change in unrealized gain/(loss) on investment in gold	61,778	(367)	87,015	(367)

Net Income/(Loss)	$61,473	$(368)	$86,326	$(368)

Net income/(loss) per share	$1.18	$(0.17)	$2.17	$(0.17)

Weighted average number of shares (in 000’s)	52,049	2,120	39,838	2,120

(1)	2018 amounts are not comparative as operations commenced on June 26, 2018.

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Cash Flows
For the three and nine months ended June 30, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018 (1)	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$293	$—	$600	$—
Cash expenses paid	(293)	—	(600)	—

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$108,429	$25,376	$501,359	$25,376

Value of gold distributed for redemption of shares - net of gold payable	$(24,883)	$—	$(24,883)	$—

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018 (1)	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$61,473	$(368)	$86,326	$(368)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	293	—	600	—
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(9)	—	(18)	—
Net realized (gain)/loss from gold distributed for the redemption of shares	(975)	—	(975)	—
Net change in unrealized (appreciation)/depreciation on investment in gold	(60,794)	367	(86,022)	367
Increase/(Decrease) in accounts payable to Sponsor	12	1	89	1

Net cash provided by operating activities	$—	$—	$—	$—

(1)	2018 amounts are not comparative as operations commenced on June 26, 2018.

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Changes in Net Assets
For the three and nine months ended June 30, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018 (1)	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$646,811	$—	$229,028	$—
Creations	108,429	27,877	501,359	27,877
Redemptions	(24,883)	—	(24,883)	—
Net investment loss	(305)	(1)	(689)	(1)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	9	—	18	—
Net realized gain/(loss) from gold distributed for the redemption of shares	975	—	975	—
Net change in unrealized appreciation/(depreciation) on investment in gold	60,794	(367)	86,022	(367)

Net Assets - Closing Balance	$791,830	$27,509	$791,830	$27,509

(1)	2018 amounts are not comparative as operations commenced on June 26, 2018.

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Notes to the Unaudited Financial Statements
1.	Organization

World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, two of which were operational as of June 30, 2019. The accompanying financial statements relate to the series SPDR
®
Gold MiniShares
SM
Trust (“GLDM”), which began publicly trading on June 26, 2018. The fiscal year-end
of GLDM is September 30.
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
The Statement of Financial Condition and Schedule of Investment at June 30, 2019, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three and nine months ended June 30, 2019 and 2018 have been prepared on behalf of GLDM without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2019 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form
10-K
for the fiscal year ended September 30, 2018. The results of operations for the three and nine months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year.
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
The following table summarizes GLDM’s investments at fair value:

(Amounts in 000’s of US$) June 30, 2019	Level 1	Level 2	Level 3
Investment in Gold	$791,940	$—	$—

Total	$791,940	$—	$—

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3
Investment in Gold	$220,742	$—	$—

Total	$220,742	$—	$—

There were no transfers between Level 1 and other Levels for the period ended June 30, 2019 or for the fiscal period ended September 30, 2018.
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

Gold bullion is held by ICBC Standard Bank Plc on behalf of GLDM. During the nine month period ended June 30, 2019 and fiscal period ended September 30, 2018, no
gold was held by a subcustodian.
2.6	Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to GLDM’s account. Generally, ownership of the gold is transferred within two
business days of the trade date.

(Amounts in 000’s of US$)	Jun-30, 2019	Sep-30, 2018

Gold receivable	$—	$8,307

2.7	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Jun-30, 2019	Sep-30, 2018

Gold payable	$—	$—

2.8	Creations and Redemptions of Shares

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
As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the nine months ended June 30, 2019 and 2018 were:

(Amounts are in 000’s)	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018
Activity in Number of Shares Created and Redeemed:
Creations	38,900	2,200
Redemptions	(1,900)	(—)

Net change in Number of Shares Created and Redeemed	37,000	2,200

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018

Activity in Value of Shares Created and Redeemed:
Creations	$501,359	$27,877
Redemptions	(24,883)	(—)

Net change in Value of Shares Created and Redeemed	$476,476	$27,877

2.9	Income and Expense (Amounts in 000’s of US$)

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
GLDM’s net realized and change in unrealized gain on investment in gold for the nine-months ended June 30, 2019 of $87,015 is made up of a realized gain of $18 from the sale of gold to pay Sponsor fees, a realized gain of $975 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $86,022 on investment in gold.
GLDM’s net realized and change in unrealized loss on investment in gold for the nine-months ended June 30, 2018 of $(367) is made up of a realized gain of $0 from the sale of gold to pay Sponsor fees and a change in unrealized depreciation of $(367) on investment in gold.
2.10	Income Taxes

GLDM is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the shareholders, and the Administrator will report GLDM’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.
The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no
reserves for uncertain tax positions are required as of June 30, 2019. As of June 30, 2019, the 2018 tax year remains open for examination. There were no examinations in progress at period end.
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

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three and nine-month periods ended June 30, 2019. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Jun-30, 2019	Three Months Ended Jun-30, 2018 (1)		Nine Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2018 (1)
Net Asset Value
Net asset value per Share, beginning of period	$12.94	$12.60	(1)	$11.87	$12.60	(1)

Net investment income/(loss)	(0.01)	0.00		(0.02)	0.00
Net Realized and Change in Unrealized Gain/(Loss)	1.13	(0.10)		2.21	(0.10)

Net Income/(Loss)	1.12	(0.10)		2.19	(0.10)

Net asset value per Share, end of period	$14.06	$12.50		$14.06	$12.50

Market value per Share, beginning of period	$12.91	$12.59		$11.91	$12.59

Market value per Share, end of period	$14.09	$12.53		$14.09	$12.53

Ratio to average net assets
Net Investment loss (2)	(0.18)%	(0.18)%		(0.18)%	(0.18)%

Gross expenses (2)	0.18%	0.18%		0.18%	0.18%

Net expenses (2)	0.18%	0.18%		0.18%	0.18%

Total Return, at net asset value (3)	8.66%	(0.79	)% (1)	18.45%	(0.79	)% (1)

Total Return, at market value (3)	9.14%	(0.48	)% (1)	18.30%	(0.48	)% (1)

(1)	Shares began publicly trading on June 26, 2018; therefore, the Total Return, at net asset value and Total Return, at market value are based on the period of June 26, 2018 to June 30, 2018.

(2)	Percentages are annualized.

(3)	Percentages are not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Organization and Trust Overview
World Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”) dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series. SPDR
®
 Long Dollar Gold Trust (“GLDW”) and SPDR
®
Gold

MiniShares
SM
 Trust (“GLDM”) are currently the only operational series of the Trust. GLDW commenced operations in the first calendar quarter of 2017. GLDM commenced operations during the second calendar quarter of 2018. The fiscal year-end of the Trust and both GLDW and GLDM (referred to jointly as the “Funds”) is September 30. GLDW and GLDM issue Shares, which represent units of fractional undivided beneficial interest in and ownership of either GLDW or GLDM, respectively. The Trust has had no operations prior to January 27, 2017, other than matters relating to its organization, the registration of the Shares under the Securities Act of 1933, as amended, and the sale and issuance by GLDW on December 19, 2016 to WGC (US) Holdings, Inc., an affiliate of the Sponsor, of 10 GLDW Shares at an aggregate purchase price of $1,000. GLDW’s Shares and GLDM’s Shares began trading on the NYSE Arca on January 30, 2017 and June 26, 2018, respectively. As of August 5, 2019, GLDW and GLDM had 253,000 Shares and 61,800,000 Shares outstanding, respectively.
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
The investment objective of GLDW is to track the performance of the Solactive GLD
®
Long USD Gold Index (the “Index”), less GLDW’s expenses. The Index seeks to track the daily performance of a long position in physical gold, as represented by the LBMA Gold Price AM (as defined below), and a short position in a basket of
non-U.S.
currencies (
i.e.
, a long U.S. dollar (“USD”) exposure versus the basket (“FX Basket”)). The
non-U.S.
currencies, which are weighted according to the Index, consist of: Euro, Japanese Yen, British Pound Sterling, Canadian Dollar, Swedish Krona and Swiss Franc (each, a “Reference Currency”).
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
June 30
, 2019

*	Index and gold price data have been normalized based on GLDW NAV price per share on January 30, 2017 for comparison purposes.

Source: Bloomberg, ICE Benchmark Administration, Solactive AG
Gold Delivery Agreement Activity
The Gold Delivery Agreement is an agreement between GLDW and the Gold Delivery Provider pursuant to which gold is delivered to or from GLDW to reflect GLDW’s gains and losses with respect to the Reference Currencies comprising the FX Basket. The amount of gold bullion transferred under the Gold Delivery Agreement (the “Daily Deliverable Amount”) essentially is equivalent to GLDW’s profit or loss as if GLDW had exchanged the Reference Currencies for USDs in an amount equal to GLDW’s holdings of gold bullion on such day. In general, if there is a currency gain (
i.e.
, the value of the USD against the Reference Currencies comprising the FX Basket increases), GLDW will receive gold bullion. In general, if there is a currency loss (
i.e.
,

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
From January 30, 2017 (the date GLDW Shares began trading on the NYSE Arca) to
June 30
, 2019, the Daily Deliverable Amount (gross less the fee paid to the Gold Delivery Provider) under the Gold Delivery Agreement ranged from 252.515 ounces of gold bullion delivered to 248.506 ounces of gold bullion received, having corresponding market values, respectively, of $334,178 and $323,083. Over that same period, GLDW delivered a net amount of
316,194

ounces of gold bullion, having a corresponding market value of $
507,697
.
Critical Accounting Policy
Valuation of Gold, Definition of NAV
GLDW
GLDW’s policy is to value the investment in gold bullion at fair value. The Administrator will value the gold held by GLDW on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. The net asset value (“NAV”) of GLDW is the aggregate value of GLDW’s assets, including the Gold Delivery Agreement less its liabilities. In determining the NAV of GLDW, the Administrator values the gold held by GLDW on the basis of the price of an ounce of gold determined by the IBA 10:30 AM auction process (“LBMA Gold Price AM”), which is an electronic auction, with the imbalance calculated and the price adjusted in rounds (30 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator determines the NAV of GLDW on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price AM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM will be used in the determination of the NAV of GLDW, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination. If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation of the Gold Bullion held by GLDW.
Inspectorate International Limited conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of HSBC Bank plc (the “GLDW Custodian”). A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on March 18, 2019. The Sponsor generally visits the vaults of the GLDW Custodian twice a year as part of its due diligence procedures.
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
Inspectorate International Limited conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of ICBC Standard Bank Plc (the “GLDM Custodian”). A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on March 19, 2019. The Sponsor generally visits the vaults of GLDM the Custodian twice a year as part of its due diligence procedures.
The Administrator determines the NAV per Share by dividing the NAV of GLDM by the number of outstanding GLDM Shares.
Results of Operations
GLDW
GLDW commenced operations on January 27, 2017, and in the period from then to June 30, 2019, 360,000 GLDW Shares (36 Creation Units) were created in exchange for 35,491.8 ounces of gold and 120,000 GLDW Shares (12 Creation Units) were redeemed in exchange for 11,210.1 ounces of gold. For the three months ended June 30, 2019, 10,000 GLDW Shares (10 Creation Units) were created in exchange for 997.9 ounces of gold, there were no redemptions, and 19.0 ounces were sold to pay sponsor fees.
At June 30, 2019, the GLDW Custodian held 23,853.3 ounces of gold on behalf of GLDW in its vault, 100% of which was allocated gold in the form of London Good Delivery gold bars with a market value of $33,609,304 (cost $29,942,145) based on the LBMA Gold Price PM on June 28, 2019. Through June 30, 2019, (i) 19.2 ounces of gold were receivable by the GLDW Custodian in connection with the settlement of the Gold Delivery Agreement and (ii) GLDW has used no subcustodians.
At September 30, 2018, the GLDW Custodian held 22,004.4 ounces of gold in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $26,042,261 (cost — $27,379,794). Subcustodians did not hold any gold in their vaults on behalf of GLDW.
On March 18, 2019, Inspectorate International Limited, or Inspectorate, concluded the annual random sample count of the Trust’s gold bullion held by the GLDW Custodian. The sample count was based on the Trust’s inventory of gold as of March 15, 2019. Inspectorate reported that there were no anomalies identified within the Trust’s gold holdings as of such date. The results can be found on
www.spdrgoldshares.com
.
GLDM
GLDM commenced operations on June 26, 2018 and in the period from then to June 30, 2019, 58,200,000 GLDM Shares were created (582 Creation Units) in exchange for 581,517.2 ounces of gold and 1,900,000 GLDM Shares (19 Creation Units) were redeemed in exchange for 18,970.3 ounces of gold. For the three months ended June 30, 2019, 8,200,000 Shares (82 Creation Units) were created in exchange for 81,864.7 ounces of gold, 1,900,000 GLDM Shares (19 Creation Units) were redeemed in exchange for 18,970.3 ounces of gold, and 225.3 ounces were sold to pay sponsor fees.
At June 30, 2019, the GLDM Custodian held 562,058.5 ounces of gold on behalf of GLDM in its vault, 100% of which was allocated gold in the form of London Good Delivery gold bars including gold payable, if any, with a market value of $791,940,483 (cost $712,133,135) based on the LBMA Gold Price PM on June 28, 2019. Through June 30, 2019, (i) no ounces of gold were receivable by the GLDM Custodian in connection with the creation of Shares and (ii) GLDM has used no subcustodians.
At September 30, 2018, the GLDM Custodian held 185,927 ounces of gold in its vault, 100% of which was allocated gold in the form of London Good Delivery gold bars with a market value of $220,741,876 (cost $226,957,150). Subcustodians did not hold any gold in their vaults on behalf of GLDM.
On March 19, 2019, Inspectorate International Limited, or Inspectorate, concluded the annual random sample count of the Trust’s gold bullion held by the GLDM Custodian. The sample count was based on the Trust’s inventory of gold as of March 15, 2019. Inspectorate reported that there were no anomalies identified within the Trust’s gold holdings as of such date. The results can be found on
www.spdrgoldshares.com
.
Cash Resources and Liquidity
At June 30, 2019, neither GLDW nor GLDM had any cash balances. When selling gold to pay expenses, the Administrator endeavors to sell the smallest amount of gold needed to pay expenses in order to minimize the Funds’ holdings of assets other than gold. As a consequence, we expect that the Funds will not record any net cash flow from their operations and that their cash balance will be zero at the end of each reporting period.
Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Funds’ Shares, it is important to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.
The following chart shows movements in the price of gold based on the LBMA Gold Price AM in U.S. dollars per ounce over the period from January 30, 2017 (the first day Shares of GLDW began trading on the NYSE Arca) to June 30, 2019.
Daily gold price – January 30, 2017 to June 30, 2019
LBMA Gold Price AM USD

Source: Bloomberg, ICE Benchmark Administration, Solactive AG
The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce beginning June 26, 2018 (first day Shares of GLDM began trading on the NYSE Arca) through June 30, 2019.
Daily gold price – June 26, 2018 – to June 30, 2019
LBMA Gold Price PM USD

The average, high, low and
end-of-period
gold prices for the period from January 30, 2017 (the first day Shares of GLDW began trading on the NYSE Area) through June 30, 2019, based on the LBMA Gold Price AM were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)

January 30, 2017 to March 31, 2017	$1,230.10	$1,256.90	Mar 27, 2017	$1,189.85	Jan 30, 2017	$1,241.70	Mar 31, 2017

April 1, 2017 to June 30, 2017	$1,257.49	$1,292.70	Jun 07, 2017	$1,221.00	May 11, 2017	$1,243.25	Jun 30, 2017

July 1, 2017 to September 30, 2017	$1,278.01	$1,350.90	Sep 08, 2017	$1,207.55	Jul 10, 2017	$1,286.95	Sep 29, 2017

October 1, 2017 to December 31, 2017	$1,276.68	$1,305.15	Oct 16, 2017	$1,241.60	Dec 13, 2017	$1,296.50	Dec 29, 2017

January 1, 2018 to March 31, 2018	$1,330.70	$1,360.25	Jan 25, 2018	$1,311.05	Feb 08, 2018	$1,323.90	Mar 29, 2018

April 1, 2018 to June 30, 2018	$1,306.26	$1,347.90	Apr 19, 2018	$1,250.50	Jun 28, 2018	$1,250.55	Jun 29, 2018

July 1, 2018 to September 30, 2018	$1,213.47	$1,262.60	Jul 09, 2018	$1,176.70	Aug 17, 2018	$1,183.50	Sep 28, 2018

October 1, 2018 to December 31, 2018	$1,227,42	$1,281.65	Dec 31, 2018	$1,185.30	Oct 01, 2018	$1,281.65	Dec 31, 2018

January 1, 2019 to March 31, 2019	$1,304.11	$1,345.75	Feb 20, 2019	$1,278.70	Jan 21, 2019	$1,291.15	Mar 29, 2019
April 1, 2019 to June 30, 2019	$1,309.31	$1,429.55	Jun 25, 2019	$1,270.05	May 3, 2019	$1,413.20	Jun 28, 2019

January 30, 2017 to June 30, 2019	$1,274.41	$1,429.55	Jun 25, 2019	$1,176.70	Aug 17, 2018	$1,413.20	Jun 28, 2019

(1)	The end of period gold price is the LBMA Gold Price AM on the last business day of the period. This is in accordance with the Declaration of Trust and the basis used for calculating the NAV of GLDW.

The average, high, low and
end-of-period
gold prices for the period from April 1, 2018 (the first quarter Shares of GLDM began trading on the NYSE Area) through June 30, 2019, based on the LBMA Gold Price PM were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)

April 1, 2018 to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	Jun 29, 2018	$1,250.45	Jun 29, 2018

July 1, 2018 to September 30, 2018	$1,213.19	$1,262.05	Jul 09, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018

October 1 to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 09, 2018	$1,281.65	Dec 31, 2018	(2)

January 1, 2019 to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019

April 1, 2019 to June 30, 2019	$1,309.39	$1,431.40	Jun 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	Jun 28, 2019

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Declaration of Trust and the basis used for calculating the NAV of GLDM.

(2)	There was no LBMA Gold Price PM on the last business day of December 2018. The LBMA Gold Price AM on the last business day of December 2018 was $1,281.65. The Net Asset Value of the Trust on December 31, 2018 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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
The Sponsor will sell Gold Bullion held by the Funds to pay the Funds’ respective expenses on an as-needed
basis irrespective of then-current gold prices. The Funds are not actively managed, and no attempt will be made to buy or sell Gold Bullion to protect against or to take advantage of fluctuations in the price of gold. Consequently, the Funds’ Gold Bullion may be sold at a time when the gold price is low, resulting in a negative effect on the value of the Shares.
The Sponsor has determined to close and liquidate GLDW and GLDW shareholders generally will recognize a capital gain or loss on redemption.
On July 15, 2019, the Sponsor notified the NYSE Arca that it has determined to voluntarily close GLDW, delist and end trading of GLDW’s Shares on the NYSE Arca, liquidate GLDW and withdraw the GLDW Shares from registration under the Exchange Act. When trading of the GLDW Shares on the NYSE Arca ceases at the close of market on September 9, 2019 until the final liquidation payments are made on or about September 16, 2019 (the “Liquidation Date”), there is no assurance that there will be a market for the GLDW Shares. On the Liquidation Date, GLDW will distribute the proceeds of the liquidation to shareholders. While GLDW shareholders remaining on the Liquidation Date will not incur transaction fees, GLDW shareholders generally will recognize a capital gain or loss on the redemptions. GLDW shareholders should contact their tax adviser to discuss the income tax consequences of the liquidation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	Not applicable.

GLDW
Since GLDW commenced operations on January 27, 2017, and in the period from then to June 30, 2019, 360,000 GLDW Shares (36 Creation Units) were created in exchange for 35,491.8 ounces of gold and 120,000 GLDW Shares (12 Creation Units) were redeemed in exchange for 11,210.1 ounces of gold.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/19 to 04/30/19	—	—
05/01/19 to 05/31/19	—	—
06/01/19 to 06/30/19	—	—

Total	—	—

GLDM
Since GLDM commenced operations on June 26, 2018, and in the period from then to June 30, 2019, 58,200,000 GLDM Shares (582 Creation Units) were created in exchange for 581,517.2 ounces of gold and 1,900,000 GLDM Shares (19 Creation Units) were redeemed in exchange for 18,970.3 ounces of gold.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/19 to 04/30/19	1,400,000	.00999
05/01/19 to 05/31/19	—	—
06/01/19 to 06/30/19	500,000	.00998

Total	1,900,000	.00998

Item 3.	Defaults Upon Senior Securities

None.
Item 4.	Mine Safety Disclosures

Not applicable.
Item 5.	Other Information

On July 15, 2019, the Sponsor notified the NYSE Arca that it has determined to voluntarily close GLDW, delist, and liquidate GLDW’s Shares from trading on the NYSE Arca and to withdraw the GLDW Shares from registration under the Exchange Act. GLDW will not accept creation and redemption orders after September 6, 2019. Trading of the GLDW Shares on the NYSE Arca will cease at the close of market on September 9, 2019, and final liquidation payments are scheduled to be made on or about September 16, 2019.
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

31.1*
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

31.2*
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

32.2*
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended to June 30, 2019.

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

WGC USA Asset Management Company, LLC Sponsor of the World Gold Trust (Registrant)

Date: August 6, 2019	By:	/s/ Joseph R. Cavatoni
Joseph R. Cavatoni
Principal Executive Officer

Date: August 6, 2019	By:	/s/ Laura S. Melman
Laura S. Melman
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

*	The registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the registrant.