Form 10-K
period 2019-09-30
World Gold Trust
filed 2019-12-10
CIK 1618181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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
685 Third Avenue, 27th Floor
New York, New York
10017
(212)
317-3800
(Address of principal executive offices, telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s) Name	Name of each exchange on which registered
SPDR® Gold MiniShares SM	GLDM	NYSE Arca, Inc.
Securities registered pursuant to Section 12(c) of the Act:

Title of each class	Trading Symbol(s) Name	Name of each exchange on which registered
SPDR® Long Dollar Gold Shares	Not applicable.	Not applicable.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes
☒
    No
☐
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
12b-2
of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
 12b-2
of the Exchange Act).    Yes
☐
    No
☒
Aggregate market value of SPDR
®
Long Dollar Gold Trust’s Shares held by
non-affiliates
of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2019 as reported by the NYSE Arca, Inc. on that date: $
12,912,000
.
Aggregate market value of SPDR
®
Gold MiniShares
SM
Trust’s Shares held by
non-affiliates
of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2019 as reported by the NYSE Arca, Inc. on that date: $645,500,000.
As of
Dec
ember
6
, 2019, SPDR
®
Long Dollar Gold Trust had no Shares outstanding, and SPDR
®
Gold MiniShares
SM
Trust
had
75,800,000
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

“SPDR” is a product of S&P Dow Jones Indices LLC (“SPDJI”), and has been licensed for use by State Street Corporation. Standard & Poor’s and S&P are registered trademarks of Standard & Poor’s Financial Services LLC (“S&P”); Dow Jones is a registered trademark of Dow Jones Trademark Holdings LLC (“Dow Jones”); “SPDR” is a trademark of SPDJI; and these trademarks have been licensed for use by SPDJI and sublicensed for certain purposes by State Street Corporation. State Street Corporation’s financial products are not sponsored, endorsed, sold or promoted by SPDJI, Dow Jones, S&P, their respective affiliates, and none of such parties make any representation regarding the advisability of investing in such product(s) nor do they have any liability for any errors, omissions or interruptions of SPDR
®
. Further limitations that could affect investors’ rights may be found in this Annual Report.
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

i

ii

PART I
Item 1.    Business
Structure
The Trust
The World Gold Trust (the “Trust”) was formed as a Delaware statutory trust on August 27, 2014. The Trust consists of multiple series (each, a “Fund” and collectively, the “Funds”). Each Fund issues common units of beneficial interest that represent units of fractional undivided beneficial interest in and ownership of such Fund. The term of the Trust and each Fund is perpetual (unless terminated earlier in certain circumstances). The Trust was organized in separate series as a Delaware statutory trust rather than as separate statutory trusts to achieve certain administrative and other efficiencies. The Trust is sponsored by WGC USA Asset Management Company, LLC (“WGC AM” or the “Sponsor”).
The Funds
The Trust has established six separate Funds of which one is operational at September 30, 2019. The accompanying financial statements relate to the Trust, SPDR
®
Gold MiniShares
SM
Trust (“GLDM”) and SPDR
®
Long Dollar Gold Trust (“GLDW”).
GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold bullion, less GLDM’s expenses. GLDM issues and redeems Shares from time to time in Creation Units to institutional investors referred to as “Authorized Participants.” Creation Units are offered continuously at NAV for 100,000 Shares on the day that an order to create a Creation Unit is accepted by GLDM. Shares trade under the ticker symbol GLDM on the NYSE Arca. Authorized Participants and other investors may buy and sell Shares in the secondary market. Authorized share capital is unlimited, and the par value of Shares is $0.00.
GLDW commenced operations on January 27, 2017. On July 15, 2019, the Sponsor notified the NYSE Arca, Inc. (the “NYSE Arca”) that it had determined to voluntarily close GLDW, delist GLDW, liquidate GLDW’s shares and withdraw GLDW’s shares from registration under the Exchange Act. GLDW ceased accepting creation and redemption orders after September 6, 2019 and trading of GLDW’s shares on the NYSE Arca ceased at the open of market on September 10, 2019. The NYSE Arca filed a Form 25 with the Commission on September 11, 2019 and on September 16, 2019, a Post-Effective Amendment deregistering GLDW’s unsold shares was declared effective and the final liquidation payments were made.
The principal offices of the Trust and the Funds are at c/o WGC USA Asset Management Company, LLC, 685 Third Avenue, 27th Floor, New York, New York 10017.
The Sponsor
The Sponsor is a Delaware limited liability company and was formed on August 1, 2014. WGC AM is wholly-owned by WGC (US) Holdings, Inc. (“WGCUS”), a Delaware corporation. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, WGCUS is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.
The Sponsor is responsible for establishing the Funds and for the registration of the shares of each Fund. The Sponsor generally oversees the performance of the Funds’ principal service providers but does not exercise day-to-day
oversight over such service providers. The Sponsor maintains a public website on behalf of the Funds, containing information about each of the Funds and their respective shares. The Internet address of the Sponsor’s website is http://www.spdrgoldshares.com. This Internet address is only provided here as a convenience to you, and the information contained on or connected to the Sponsor’s website is not considered part of this filing.

The Trust’s annual reports on Form
 10-K,
quarterly reports on Form
 10-Q,
current reports on Form
 8-K,
and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Sponsor’s website after they have been filed with or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.
The Trustee
Delaware Trust Company, a Delaware trust company with trust powers, serves as the sole trustee of the Trust (the “Trustee”). The Trustee’s duties and liabilities with respect to the offering of shares and the management of the Trust and GLDM are limited to its express obligations under the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between the Sponsor and the Trustee.
The Administrator
The Administrator of GLDM is BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM” or the “Administrator”). The Administrator is generally responsible for the day-to-day
administration and operation of the Funds, including the calculation of the Funds’ NAV and NAV per share.
The Transfer Agent
BNYM serves also as GLDM’s Transfer Agent in connection with Creation and Redemption transactions of the Shares and acts as the Funds’ distribution disbursing agent. The Transfer Agent receives and processes orders from Authorized Participants to create and redeem Shares and coordinates the processing of such orders with the Custodian and The Depository Trust Company (“DTC”).
The Custodian
The Custodian on behalf of GLDM is ICBC Standard Bank Plc (“ICBC” or the “Custodian”). The Custodian is responsible for the safekeeping of the gold bullion held by GLDM, which includes the gold bullion bars delivered to GLDM by Authorized Participants in connection with the creation of Creation Units. The Custodian also facilitates the transfer of gold bullion into and out of GLDM through gold bullion accounts maintained for Authorized Participants. The Custodian is a market maker, clearer and approved weigher under the rules of the London Bullion Market Association (“LBMA”). The Custodian maintains insurance in support of its custodial obligations under the Allocated Bullion Account Agreement to help protect against the risk of loss for gold deposits. There can be no guarantee such insurance will be sufficient to cover all potential loss of gold deposits.
The Marketing Agent
The Marketing Agent is State Street Global Advisors Funds Distributors, LLC (the “Marketing Agent”). The Sponsor has entered into the Marketing Agent Agreement with the Marketing Agent to assist the Sponsor in marketing the Funds’ shares. The Marketing Agent is a registered broker-dealer with the SEC and is a member of FINRA.
GLDM is a Passive Investment Vehicle
GLDM is a passive investment vehicle designed for the Shares to reflect the performance of the price of gold bullion, less GLDM’s expenses. GLDM’s gold bullion holdings are not managed and GLDM does not have any investment discretion.
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
The Trust expects to remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year on which the fifth anniversary of its initial public offering of shares occurs and (ii) the Trust becomes a “large accelerated filer” within the meaning of the Exchange Act. Other conditions that may trigger a loss of “emerging growth company” status, such as certain issuances of non-convertible
debt and having annual gross revenues of $1.07 billion or more, are not expected to apply to the Trust due to the limited nature of its operations.
INVESTMENT OBJECTIVE
The investment objective of GLDM is for the Shares to reflect the performance of the price of gold bullion, less GLDM’s expenses. The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the gold bullion market. The Shares may be bought and sold on the NYSE Arca like any other exchange-listed securities. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of GLDM’s ongoing expenses will be lower than the costs associated with buying and selling gold bullion and storing and insuring gold bullion in a traditional allocated gold bullion account.
GLDM’s NAV is the aggregate value of GLDM’s assets less its liabilities (which include estimated accrued but unpaid fees and expenses). The NAV is calculated based on the price of gold per ounce times the number of ounces of gold owned by GLDM. For purposes of calculating NAV, the number of ounces of gold owned by GLDM reflects the amount of gold delivered into (or out of) GLDM on a daily basis by Authorized Participants creating and redeeming Shares. Except as otherwise described herein, in determining the NAV, the Administrator will value the gold bullion held by GLDM on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”). If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 p.m. New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) will be used to determine the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation of the gold bullion held by GLDM.
Sales of Gold
The Administrator sells GLDM’s gold as necessary to pay its expenses. As a result, the amount of gold sold will vary from time to time depending on the level of expenses and the market price of gold. Unless otherwise directed by the Sponsor, the Administrator sells gold to the Custodian at the next LBMA Gold Price PM, following the sale order. Neither the Administrator nor the Sponsor is liable for depreciation or loss incurred by reason of any sale. Any cash held by the Administrator on behalf of the Funds does not bear any interest.
The Administrator may also sell GLDM’s gold if the Sponsor notifies the Administrator that the sale of gold is required by applicable law or regulation or in connection with the termination and liquidation of GLDM. The Administrator will not be liable or responsible in any way for depreciation or loss incurred by reason of any sale of gold directed by the Sponsor. Any property received by GLDM other than gold, cash or an amount receivable in cash (such as, for example, an insurance claim) will be promptly sold or otherwise disposed of by the Administrator.

Gold Price Information
Investors may obtain gold pricing information on a
24-hour
basis based on the spot price for an ounce of gold from various financial information service providers. Current spot prices are also generally available with bid/ask spreads from gold bullion dealers. In addition, the Sponsor’s website provides ongoing pricing information for gold spot prices and the Shares. Market prices for the Shares are available from a variety of sources including brokerage firms, information websites and other information service providers. The NAV of GLDM is published by the Sponsor on each day that the NYSE Arca is open for regular trading and is posted on the Sponsor’s website at www.spdrgoldshares.com.
THE GOLD INDUSTRY
Gold Supply and Demand
Gold is a physical asset that is accumulated rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another.
Gold Focus 2019
estimates that existing above-ground stocks of gold totaled approximately 191,000 tonnes (approximately 6 billion ounces) at the end of 2018.
1
World Gold Supply and Demand (2014—2018)
The following table is a summary of the world gold supply and demand for the past 5 years. It is based on information reported in the
Gold Focus 2019.
World Gold Supply and Demand, 2014-2018
Global Gold Summary/Demand Summary
(2)
(3)

Tonnes	2014	2015	2016	2017	2018

SUPPLY

Mine Production	3,203	3,290	3,397	3,442	3,503

Old Scrap	1,188	1,121	1,282	1,156	1,168

Net Hedging Supply	105	13	33	0	0

Total Supply	4,496	4,424	4,712	4,598	4,671

DEMAND

Jewelry Fabrication	2,543	2,478	2,017	2,255	2,282

Industrial Demand	348	332	323	333	335

Net Physical Investment	1,060	1,072	1,061	1,036	1,078

Net Hedging Demand	0	0	0	24	12

Net Central Bank Buying	584	577	390	377	657

Total Demand	4,535	4,458	3,791	4,025	4,364

Market Balance	-40	-34	921	573	307

Net Investment in ETFs	-173	-122	575	206	70

Market Balance less ETFs	133	88	346	366	237

Nominal Gold Price (US $/oz, PM Fix/LBMA Gold Price PM)	1,266	1,160	1,251	1,257	1,268

Source: Metals Focus Gold Focus 2019

1
Gold Focus 2019
is published by Metals Focus, Ltd. which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

2	Gold Focus 2019 .

3	Totals may vary due to rounding.

Sources of Gold Supply
Based on data from
Gold Focus 2019
, gold supply averaged 4,580 tonnes (“t”) per year between 2014 and 2018. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,367t per year from 2014 through 2018. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,183t annually between 2014 through 2018.
Sources of Gold Demand
Based on data from
Gold Focus 2019
, gold demand averaged 4,235t per year between 2014 and 2018. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 55% of the identifiable demand from 2014 through 2018 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 25%.
Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.
Between 2014 and 2018, according to
Gold Focus 2019
, central bank purchases averaged 517t. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.
Operation of the Gold Bullion Market
The global trade in gold consists of
over-the-counter,
or OTC, transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.
Global
Over-the-Counter
Market
The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal
basis. All risks and issues of credit are between the parties directly involved in the transaction. The three products relevant to LBMA market making are Spot (S), Forwards (F) and Options (O). There are twelve LBMA Market Makers who provide the service in one, two or all three products.

Member	Membership Type	Spot (S)	Forwards (F)	Options (O)

Citibank N A	Full Market Makers	x	x	x

Goldman Sachs International	Full Market Makers	x	x	x

HSBC	Full Market Makers	x	x	x

JP Morgan Chase Bank	Full Market Makers	x	x	x

Morgan Stanley & Co International Plc	Full Market Makers	x	x	x

UBS AG	Full Market Makers	x	x	x

BNP Paribas	Market Makers		x

ICBC Standard Bank	Market Makers	x

Merrill Lynch International	Market Makers	x		x

Standard Chartered Bank	Market Makers	x		x

The Bank of Nova Scotia	Market Makers	x	x

Toronto-Dominion Bank	Market Makers		x

4	http://www.lbma.org.uk/about-membership

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
The term “loco London” refers to gold bars physically held in London that meet the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of an LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Gold bars meeting these requirements are known as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams = 32.1507465 troy ounces and 1 troy ounce = 31.1034768 grams. A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as
400-
ounce bars, a London Good Delivery Bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar.
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
CREATION AND REDEMPTION OF SHARES
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
Acting on standing instructions given by the Administrator, the Custodian will transfer the gold bullion deposit amount from the GLDM Unallocated Account to the GLDM Allocated Account by allocating to the GLDM Allocated Account specific bars of gold bullion which the Custodian holds or instructing a subcustodian to allocate specific bars of gold bullion held by or for the subcustodian. The gold bullion bars in an allocated gold bullion account are specific to that account and are identified by a list which shows, for each gold bullion bar, the refiner, assay or fineness, serial number and gross and fine weight. Gold bullion held in GLDM’s allocated account is the property of GLDM and is not traded, leased or loaned under any circumstances.
The Custodian will use commercially reasonable efforts to complete the transfer of gold bullion to the GLDM Allocated Account prior to the time by which the Administrator is to credit the Creation Unit to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Creation Units ordered will be delivered against receipt of the gold bullion deposit amount in the GLDM Unallocated Account, and all shareholders will be exposed to the risks of unallocated gold bullion to the extent of that gold bullion deposit amount until the Custodian completes the allocation process. See “Risk Factors—Risks Related to the Custody of Gold—Gold bullion held in GLDM’s unallocated gold bullion account and any Authorized Participant’s unallocated gold bullion account is not segregated from the Custodian’s assets.”
Rejection of Purchase Orders
GLDM has the right, but not the obligation, to reject a purchase order if (i) the order is not in proper form as described in the Participant Agreement, (ii) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (iii) it determines that acceptance of the order from an Authorized Participant would expose GLDM to credit risk, or (iv) circumstances outside the control of the Administrator, the Sponsor or the Custodian make the purchase, for all practical purposes, not feasible to process.
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

Trading of Shares
The Shares are listed on NYSE Arca under the ticker symbol GLDM. The Shares may be bought and sold in the secondary market throughout the trading day like other publicly traded securities. While the Shares are issued in Creation Units at NAV, the Shares traded in the secondary market may trade at prices that are lower or higher than their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share is a function of supply and demand, among other things, and may be influenced by non-concurrent
trading hours between NYSE Arca and the COMEX, London, Zurich and Singapore. While the Shares trade on NYSE Arca until 4:00 p.m. New York time, liquidity in the global gold market is reduced after the close of the COMEX at 1:30 p.m. New York time. As a result, after 1:30 p.m. New York time, trading spreads, and the resulting premium or discount, on the Shares may widen.
Most retail investors purchase and sell the Shares through traditional brokerage or other intermediary accounts. Purchases or sales of the Shares in the secondary market, which will not involve the Funds, may be subject to customary brokerage commissions.
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
Delivery of Redemption Distribution
The redemption distribution due from GLDM is delivered to the Authorized Participant on the second business day following the redemption order date if, by 10:00 a.m. New York time on such second business day, the Administrator’s DTC account has been credited with the Creation Units to be redeemed. The Custodian transfers the redemption gold bullion amount from the GLDM Allocated Account to the GLDM Unallocated Account and, thereafter, to the redeeming Authorized Participant’s unallocated account. The Authorized Participant and GLDM are each at risk in respect of gold bullion credited to their respective unallocated accounts in the event of the Custodian’s insolvency. See “Risk Factors—Risks Related to the Custody of Gold—Gold bullion held in GLDM’s unallocated gold bullion account and any Authorized Participant’s unallocated gold bullion account is not segregated from the Custodian’s assets.”
Suspension or Rejection of Redemption Orders
GLDM may, in its discretion, and will when directed by the Sponsor, suspend the right of redemption, or postpone the redemption settlement date for: (1) any period during which NYSE Arca is closed other than customary weekend or holiday closings, or trading on NYSE Arca is suspended or restricted, (2) any period during which an emergency exists as a result of which delivery, disposal or evaluation of gold bullion is not reasonably practicable, or (3) such other period as the Sponsor determines to be necessary for the protection of the shareholders.
GLDM has the right, but not the obligation, to reject a redemption order if (i) the order is not in proper form as described in the Participant Agreement, (ii) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (iii) it determines that acceptance of the order from an Authorized Participant would expose GLDM to credit risk, or (iv) circumstances outside the control of the Administrator, the Sponsor or the Custodian make the redemption, for all practical purposes, not feasible to process.
The Sponsor will not be liable to any person or liable in any way for any loss or damages that may result from any such suspension, postponement or rejection.

Creation and Redemption Transaction Fee
An Authorized Participant is required to pay a transaction fee of $500 per order to create or redeem Creation Units of GLDM. An order may include multiple Creation Units. The transaction fee may be changed from time to time at the sole discretion of the Sponsor and upon written notice to the Authorized Participant, which notice may be provided by disclosure in GLDM’s prospectus. In addition, the Sponsor may waive the transaction fee on the creation or redemption of Creation Units for one or more Authorized Participants from time to time in its sole discretion.
LIABILITY
No shareholder of GLDM shall be subject in such capacity to any personal liability whatsoever to any person in connection with GLDM’s property or the acts, obligations or affairs of GLDM. Shareholders shall have the same limitation of personal liability as is extended to stockholders of a private corporation for profit incorporated under the Delaware General Corporation Law.
CUSTODY OF GLDM’S GOLD
The Custodian and its affiliates may from time to time purchase or sell gold bullion or Shares for their own accounts, as agents for their customers and for accounts over which they exercise investment discretion. Unless otherwise agreed by GLDM, the Custodian will hold the gold bullion deposited with and held for the account of GLDM at its London, England vault, except when the gold bullion has been allocated in the vault of a subcustodian solely for temporary custody and safekeeping. If held by a subcustodian, the Custodian has agreed that it will use commercially reasonable efforts promptly to transport the gold bullion from the subcustodian’s vault to the Custodian’s vault, at the Custodian’s cost and risk. The Custodian is a market maker, clearer and approved weigher of gold under the rules of the LBMA.
The Custodian, as instructed by the Sponsor or GLDM, is authorized to accept, on behalf of GLDM, deposits of gold bullion in unallocated form. Acting on standing instructions given by the Sponsor or GLDM, the Custodian allocates gold bullion deposited in unallocated form with GLDM by selecting bars of gold bullion for deposit to the GLDM Allocated Account from unallocated bars that the Custodian holds or by instructing a subcustodian to allocate bars from unallocated bars held by the subcustodian. All gold bullion allocated to GLDM must conform to the rules, regulations, practices and customs of the LBMA, and the Custodian must replace any nonconforming gold bullion with conforming gold bullion as soon as practical.
The gold bullion bars in an allocated gold bullion account are specific to that account and are identified by a list which shows, for each gold bullion bar, the refiner, assay or fineness, serial number and gross and fine weight. Gold bullion held in GLDM’s allocated account is the property of GLDM and is not traded, leased or loaned under any circumstances.
The gold bullion bars held in an unallocated account are not segregated from the Custodian’s assets. The account holder therefore has no ownership interest in any specific bars of gold bullion that the unallocated account’s bullion dealer holds or owns. The account holder is an unsecured creditor of the bullion dealer, and credits to an unallocated account are at risk of the bullion dealer’s insolvency, in which event it may not be possible for a liquidator to identify any gold bullion held in an unallocated account as belonging to the account holder rather than to the bullion dealer.
The Trust, on behalf of GLDM, and the Custodian have entered into Custody Agreements that establish the GLDM Unallocated Account and the GLDM Allocated Account. The GLDM Unallocated Account is used for several purposes including to facilitate the transfer of gold bullion deposits and gold bullion redemption distributions between Authorized Participants and GLDM in connection with the creation and redemption of Creation Units. It is also used for sales of gold bullion to pay GLDM’s expenses, and when gold bullion is transferred into and out of GLDM. The Custodian is instructed to allocate all gold bullion deposited with GLDM to the GLDM Allocated Account by the close of business on each

Business Day. The Custodian is authorized to appoint from time to time one or more subcustodians to hold GLDM’s gold bullion until it can be transported to the Custodian’s vault. The Custodian has not utilized any subcustodians to date. In accordance with LBMA practices and customs, the Custodian does not have written custody agreements with the subcustodians it selects. This could affect the recourse of GLDM and the Custodian against any subcustodian in the event a subcustodian does not use due care in the safekeeping of GLDM’s gold bullion. See “Risk Factors—Risks Related to the Custody of Gold—The ability of the Administrator and the Custodian to take legal action against subcustodians may be limited.” The Custodian is required to use reasonable care in selecting subcustodians and will monitor the conduct of each subcustodian, and, where it is legally permissible to do so, promptly advise the Trust of any difficulties or problems existing with respect to such subcustodian of which the Custodian is aware. The Custodian is obliged under the Allocated Gold Account Agreement to use commercially reasonable efforts to obtain delivery of gold bullion from those subcustodians appointed by it. Under the Allocated Gold Account Agreement, except for an obligation on the part of the Custodian to use commercially reasonable efforts to obtain delivery of GLDM’s gold bullion bars from any subcustodians appointed by the Custodian, the Custodian is not liable for the acts or omissions, or for the solvency, of its subcustodians unless the selection of such subcustodians was made by the Custodian fraudulently, negligently or in bad faith. Under the customs and practices of the London bullion market, allocated gold bullion is held by custodians and, on their behalf, by subcustodians under arrangements that permit each entity for which gold bullion is being held: (1) to request from the entity’s custodian (and a custodian or subcustodian to request from its subcustodian) a list identifying each gold bullion bar being held and the identity of the particular custodian or subcustodian holding the gold bullion bar and (2) to request the entity’s custodian to release the entity’s gold within two business days following demand for release. Each custodian or subcustodian is obligated under the customs and practices of the London bullion market to provide the bar list and the identification of custodians and subcustodians referred to in (1) above, and each custodian is obligated to release gold as requested. Under English law, unless otherwise provided in any applicable custody agreement, a custodian generally is liable to its customer for failing to take reasonable care of the customer’s gold and for failing to release the customer’s gold upon demand.
The Custodian does not require any subcustodians to be insured or bonded with respect to their custodial activities. The Custodian has agreed to maintain insurance in connection with the storage of GLDM’s precious metal under the Custody Agreements, including covering any loss of gold, on such terms and conditions as it considers appropriate, which may not cover the full amount of gold. The Sponsor (so long as the Sponsor is WGC AM) and GLDM may, subject to confidentiality restrictions, review this insurance coverage, and the Custodian will provide the Trust with evidence of the Custodian’s insurance at GLDM’s request within 10 business days following the end of the calendar year. GLDM will not be a beneficiary of any such insurance and does not have the ability to dictate the nature or amount of the coverage. Therefore, shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the gold bullion held by the Custodian on behalf of GLDM.
Description of the GLDM Custody Agreements
The Allocated Gold Account Agreement and the Unallocated Gold Account Agreement between the Trust, on behalf of GLDM, and the Custodian establishes the GLDM Allocated Account and the GLDM Unallocated Account, respectively. These agreements are sometimes referred to together as the “Custody Agreements.” The following is a description of the material terms of the Custody Agreements. As the Custody Agreements are similar in form, they are discussed together, with material distinctions between the agreements noted.
Transfers into the GLDM Unallocated Account
The Custodian credits to the GLDM Unallocated Account the amount of gold bullion it receives from the GLDM Allocated Account, an Authorized Participant’s unallocated gold account, or from other third-party unallocated accounts representing the right to receive gold bullion. Unless otherwise agreed by the Custodian in writing, the only gold bullion the Custodian will accept in physical form for credit to the GLDM Unallocated Account is gold bullion transferred from the GLDM Allocated Account. No interest will be paid by the Custodian on any credit balance to the GLDM Unallocated Account.
Transfers from the GLDM Unallocated Account
The Custodian transfers gold bullion from the GLDM Unallocated Account only in accordance with the instructions to the Custodian. A transfer of gold bullion from the GLDM Unallocated Account may only be made, (1) by transferring gold bullion to an Authorized Participant’s unallocated account, (2) by transferring gold bullion to the GLDM Allocated Account, (3) by making gold bullion available for collection at the Custodian’s vault premises or at such other location as the Custodian may specify, (4) by delivering the gold bullion to such location as the Trust directs at GLDM’s expense and risk, or (5) by transferring to an account maintained by the Custodian or by a third party on an unallocated basis in connection with the sale of Gold or other permitted transfers. Any gold bullion made available in physical form will be in a form which complies with the rules, regulations, practices and customs of the LBMA, the Bank of England or any applicable regulatory body, or Custody Rules, or in such other form as may be agreed between the Administrator and the Custodian, and in all cases will comprise one or more whole gold bullion bars selected by the Custodian.
The Custody Agreements provide for the full allocation of all gold bullion received from the Authorized Participants or other third parties and credited to the GLDM Unallocated Account at the end of each business day. The Sponsor established an overdraft facility with the Custodian under which the Custodian makes available to the GLDM Unallocated Account up to 430 fine ounces of gold bullion in order to allow the Custodian to fully allocate all gold bullion credited to the GLDM Unallocated Account to the GLDM Allocated Account at the end of each business day.
Transfers into the GLDM Allocated Account
With respect to gold bullion delivered by Authorized Participants, the Custodian receives transfers of gold bullion into the GLDM Allocated Account only at the Trust’s instructions by debiting gold bullion from the GLDM Unallocated Account and crediting such gold bullion to the GLDM Allocated Account.
Transfers from the GLDM Allocated Account
The Custodian transfers gold bullion from the GLDM Allocated Account only in accordance with the Trust’s instructions. Generally, the Custodian transfers gold bullion from the GLDM Allocated Account only by debiting gold bullion from the GLDM Allocated Account and crediting the gold bullion to the GLDM Unallocated Account.
Withdrawals of Gold Directly from the GLDM Allocated Account
Upon the Trust’s instruction, the Custodian debits gold bullion from the GLDM Allocated Account and makes the gold bullion available for collection by the Trust or, if separately agreed, for delivery by the Custodian in accordance with its usual practices at GLDM’s expense and risk. The Trust and the Custodian expect that the Trust will withdraw gold bullion physically from the GLDM Allocated Account (rather than by crediting it to the GLDM Unallocated Account and instructing a further transfer from that account) only in exceptional circumstances, such as if, for some unforeseen reason, it was not possible to transfer gold bullion in unallocated form. The Custodian is not obliged to effect any requested delivery if, in its reasonable opinion, (1) this would cause the Custodian or its agents to be in breach of the Custody Rules or other applicable law, court order or regulation, (2) the costs incurred would be excessive or (3) delivery is impracticable for any reason. When gold bullion is physically withdrawn from the GLDM Allocated Account pursuant to the Trust’s instruction, all right, title, risk and interest in and to the gold bullion withdrawn shall pass to the person to whom or for whose account such gold bullion is transferred, delivered or collected at the time the recipient or its agent acknowledges in writing its receipt of gold bullion. Unless the Trust specifies the bars of gold bullion to be debited from the GLDM Allocated Account, the Custodian is entitled to select the gold bullion bars.

Exclusion of Liability
The Custodian will use reasonable care in the performance of its duties under the Custody Agreements and is only responsible for any loss or damage suffered by GLDM as a direct result of any negligence, fraud, or willful default on the part of the Custodian in the performance of the duties under the Custody Agreements. The Custodian’s liability is further limited to the market value of the gold bullion held in the GLDM Allocated Account and the amount of the gold bullion credited to the GLDM Unallocated Account at the time such negligence, fraud, or willful default is either discovered by or notified to the Custodian, provided that the Custodian notifies the Sponsor and the Trust promptly after any discovery. Furthermore, the Custodian has no duty to make or take or to require any subcustodian selected by it to make or take any special arrangements or precautions beyond those required by the Custody Rules or as specifically set forth in the Custody Agreements.
In the event of a loss caused by the failure of the Custodian or a subcustodian to exercise reasonable care, the Trust, on behalf of GLDM, has the right to seek recovery from the Custodian in breach. The Custodian is not liable for any delay in performance or any non-performance
of any of its obligations under the Custody Agreements by reason of any cause beyond the Custodian’s reasonable control, including any act of God or war or terrorism, any breakdown, malfunction or failure of, or in connection with, any communication, computer, transmission, clearing or settlement facilities, industrial action, acts, rules and regulations of any governmental or supra national bodies or authorities or relevant regulatory or self-regulatory organizations.
Indemnity
Solely out of GLDM’s assets, GLDM will indemnify the Custodian against all costs and expenses, damages, liabilities and losses (other than Value Added Tax and the expenses assumed by the Sponsor under its Agreement with the Custodian) which the Custodian may suffer or incur, directly or indirectly, in connection with services provided to GLDM under the Custody Agreements, except to the extent that such sums are due directly to the Custodian’s negligence, willful default or fraud.
Termination
GLDM and the Custodian may each terminate any Custody Agreement upon 90 business days’ prior written notice. GLDM and the Custodian each may terminate any Custody Agreement immediately by written notice in the event it becomes unlawful for the Custodian or the Trust to be a party to the Agreement or for the Custodian to offer its services to the Trust or for the Trust to receive such services. GLDM and the Custodian each may terminate any Custody Agreement immediately by written notice in the event either party determines in its commercially reasonable opinion the existence of the presentation of a winding-up
order, bankruptcy or analogous event in relation to the other party. If either the Allocated Gold Account Agreement or the Unallocated Gold Account Agreement is terminated, the other agreement automatically terminates.
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
An adverse development with respect to one or more factors such as global gold supply and demand, investors’ inflation expectations, exchange rate volatility and interest rate volatility may lead to a decrease in gold bullion trading prices. A decline in prices of gold would have a negative impact on the GLDM’s NAV and the Shares.
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
Purchasing activity in the gold market associated with the delivery of gold bullion to GLDM in exchange for Creation Units may cause a temporary increase in the price of gold, which may adversely affect an investment in the Shares.
Purchasing activity associated with acquiring the gold bullion required for deposit into GLDM in connection with the creation of Creation Units may temporarily increase the market price of gold, which would likely result in higher prices for the Shares. Temporary increases in the market price of gold may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of gold that may result from increased purchasing activity of gold connected with the issuance of Creation Units. Consequently, the market price of gold may decline immediately after Creation Units are created. If the price of gold declines, it will have a negative impact on the value of the Shares.
The price of gold may be affected by the sale of gold by exchange-traded funds (“ETFs”) or other exchange-traded vehicles tracking gold markets.
To the extent existing ETFs or other exchange-traded vehicles tracking gold markets represent a significant proportion of demand for physical gold bullion, large redemptions of the securities of these ETFs or other exchange traded vehicles could negatively affect physical gold bullion prices and the price and NAV of the Shares.
The value of the gold bullion held by GLDM is determined using the LBMA Gold Price PM. Potential discrepancies in the calculation of the LBMA Gold Price, as well as any future changes to the LBMA Gold Price, could offset the value of the gold bullion held by GLDM and could have an adverse effect on the methodology used to calculate the investment in the Shares.
The LBMA Gold Price is determined twice each Business Day (10:30 a.m. and 3:00 p.m. London time) by the participants in a physically settled, electronic and tradable auction administered by the IBA. The

IBA oversees a bidding process that determines the price of gold by matching buy and sell orders submitted by the participants for the applicable auction time. GLDM’s NAV is determined each day that the NYSE Arca is open for regular trading, based on the price of gold per ounce applied against the number of ounces of gold owned by GLDM. In determining the NAV, the Administrator generally will value the gold bullion held by GLDM using the LBMA Gold Price PM.
In the event that the LBMA Gold Price does not prove to be an accurate benchmark and the LBMA Gold Price varies materially from the price determined by other mechanisms, the NAV of GLDM and the value of an investment in the Shares could be adversely affected. Any future developments in the benchmark, to the extent they have a material impact on the LBMA Gold Price, could adversely affect the NAV of GLDM and the value of an investment in the Shares.
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
If concerns about the integrity or reliability of the LBMA Gold Price arise, even if eventually shown to be without merit, such concerns could adversely affect investor interest in gold and therefore adversely affect the price of gold and the value of an investment in the Shares. Because the NAV of GLDM is determined using the LBMA Gold Price, discrepancies in or manipulation of the calculation of the LBMA Gold Price could have an adverse impact on the value of an investment in the Shares. Furthermore, any concern about the integrity or reliability of the pricing mechanism could disrupt trading in gold and products using the LBMA Gold Price, such as the Shares. In addition, these concerns could potentially lead to both changes in the manner in which the LBMA Gold Price is calculated and/or the discontinuance of the LBMA Gold Price altogether. Each of these factors could lead to less liquidity or greater price volatility for gold and products using the LBMA Gold Price, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.
Because GLDM invests only in gold, an investment in GLDM may be more volatile than an investment in a more broadly diversified portfolio.
GLDM invests only in gold. As a result, GLDM’s holdings are not diversified. Accordingly, the GLDM’s NAV may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over short or long periods of time. The price of gold can be volatile because gold is comparatively less liquid than other commodities. Fluctuations in the price of gold are expected to have a direct impact on the value of the Shares.
An investment in GLDM may be deemed speculative and is not intended as a complete investment program. An investment in the Shares should be considered only by persons financially able to maintain their investment and who can bear the risk of loss associated with an investment in GLDM. Investors should review closely the objective and strategy and redemption provisions of GLDM, as discussed herein, and familiarize themselves with the risks associated with an investment in GLDM.

RISKS RELATED TO THE SHARES
GLDM is a passive investment vehicle and is not actively managed.
GLDM does not manage its portfolios to sell gold bullion at times when its price is high or acquire gold bullion at low prices in the expectation of future price increases. Also, GLDM does not use any of the hedging techniques available to professional gold investors to attempt to reduce the risks of losses resulting from gold price decreases. Any losses sustained by GLDM will adversely affect the value of the Shares.
The lack of an active trading market or a halt in trading of the Shares may result in losses on investment at the time of disposition of the Shares.
Although the Shares are listed for trading on NYSE Arca, we cannot guarantee that an active trading market for the Shares will be maintained. If an investor needs to sell Shares at a time when no active market for the Shares exists, or there is a halt in trading of securities generally or of the Shares, this will most likely adversely affect the price the investor receives for the Shares (assuming the investor is able to sell them).
The Shares may trade at a price that is at, above or below the NAV per Share and any discount or premium in the trading price relative to the NAV per Share may widen as a result of non-concurrent
trading hours between the COMEX and NYSE Arca.
The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the GLDM’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent
trading hours between the COMEX and NYSE Arca. While the Shares trade on NYSE Arca until 4:00 p.m. New York time, liquidity in the global gold market may be reduced after the close of the COMEX at 1:30 p.m. New York time. As a result, after 1:30 p.m. New York time, trading spreads, and the resulting premium or discount, on the Shares may widen.
However, because shares can be created and redeemed in Creation Units at NAV (unlike shares of many closed-end
funds, which frequently trade at appreciable discounts from, and sometimes at premiums to, their NAVs), the Sponsor believes that large discounts or premiums to the NAV of GLDM are not likely to be sustained over the long term. While the creation/redemption feature is designed to make it more likely that the Shares normally will trade on stock exchanges at prices close to the GLDM’s next calculated NAV, exchange prices are not expected to correlate exactly with the GLDM’s NAV due to timing reasons, supply and demand imbalances and other factors. In addition, disruptions to creations and redemptions, including disruptions at market makers or Authorized Participants, or to market participants or during periods of significant market volatility, may result in trading prices for the Shares that differ significantly from GLDM’s NAV.
If the process of creation and redemption of Creation Units encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of gold may not exist and, as a result, the price of the Shares may fall.
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
There may be unanticipated problems or issues with respect to the mechanics of the GLDM’s operations and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor’s past experience and qualifications may not be suitable for solving these problems or issues.
The amount of gold represented by the Shares will continue to be reduced during the life of GLDM due to the sales of gold bullion necessary to pay expenses irrespective of whether the trading price of the Shares rises or falls in response to changes in the price of gold.
Each outstanding Share represents a fractional, undivided interest in the gold bullion held by GLDM. GLDM does not generate any income and regularly sells gold bullion to pay for its ongoing expenses. Therefore, the amount of gold bullion represented by each Share will gradually decline over time. This is also true with respect to Shares that are issued in exchange for additional deposits of gold bullion into GLDM, as the amount of gold bullion required to create Shares proportionately reflects the amount of gold bullion represented by the Shares outstanding at the time of creation. Assuming a constant gold price, the trading price of the Shares is expected to gradually decline relative to the price of gold as the amount of gold bullion represented by the Shares gradually declines.
Investors should be aware that the gradual decline in the amount of gold bullion represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of gold. GLDM may be subject to certain liabilities (for example, as a result of litigation) that have not been assumed by the Sponsor. GLDM will sell gold bullion to pay those expenses, unless the Sponsor agrees to pay such expenses out of its own pocket.
An investment in the Shares may be adversely affected by competition from other methods of investing in gold.
GLDM competes with other financial vehicles, including traditional debt and equity securities issued by companies in the gold industry and other securities backed by or linked to gold, direct investments in gold and investment vehicles similar to GLDM. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in gold directly, which could limit the market for the Shares and reduce the liquidity of the Shares.
GLDM may be required to terminate and liquidate at a time that is disadvantageous to shareholders.
If GLDM is required to terminate and liquidate, such termination and liquidation could occur at a time that is disadvantageous to shareholders, such as when gold prices are lower than the gold prices at the time when shareholders purchased their Shares. In such a case, when GLDM’s gold bullion is sold as part of the liquidation, the resulting proceeds distributed to shareholders will be fewer than if gold prices were higher at the time of sale.
Redemption orders may be subject to rejection, suspension or postponement.
GLDM has the right, but not the obligation, to reject any Redemption Order if (i) the order is not in proper form as described in the Participant Agreement, (ii) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (iii) it determines that acceptance of the order from an Authorized Participant would expose it to credit risk, or (iv) circumstances outside the control of the Administrator, the Sponsor or the Custodian make the redemption, for all practical purposes, not feasible to process.
GLDM may, in its discretion, and will, when directed by the Sponsor, suspend the right of redemption, or postpone the redemption settlement date for: (1) any period during which NYSE Arca is closed other than customary weekend or holiday closings, or trading on NYSE Arca is suspended or restricted, (2) any period during which an emergency exists as a result of which delivery, disposal or evaluation of gold bullion is not reasonably practicable, or (3) such other period as the Sponsor determines to be necessary for the protection of the shareholders.
The Sponsor will not be liable to any person or liable in any way for any loss or damages that may result from any such rejection, suspension or postponement.
Loss of intellectual property rights related to GLDM, or competing claims over ownership of those rights, could adversely affect GLDM and an investment in the Shares.
While the Sponsor believes that all intellectual property rights needed to operate GLDM are owned by or licensed to the Sponsor or an affiliate or have been obtained, third parties may allege or assert ownership of intellectual property rights that may be related to the design, structure and operations of GLDM. To the extent any claims of such ownership are brought, or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, or the ultimate disposition of such claims in a court of law if a suit is brought, may adversely affect GLDM and an investment in the Shares, for example, resulting in expenses or damages or the termination of GLDM.
The liquidity of the Shares may be affected by the withdrawal of Authorized Participants and substantial redemptions by Authorized Participants.
In the event that one or more Authorized Participants that has substantial interests in the Shares withdraws from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares. The liquidity of the Shares also may be affected by substantial redemptions by Authorized Participants related to or independent of the withdrawal from participation of Authorized Participants. If there are substantial redemptions of Shares or one or more Authorized Participants with a substantial interest in the Shares withdraws from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.
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
Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940, as amended, or the protections afforded by the Commodity Exchange Act.
The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act. Consequently, shareholders do not have the regulatory protections provided to investors in registered investment companies.
Furthermore, GLDM is not a commodity pool for purposes of the Commodity Exchange Act (the “CEA”), and none of the Sponsor, the Trustee, or the Marketing Agent is subject to regulation by the U.S. Commodity Futures Trading Commission as a commodity pool operator in connection with the Shares or a commodity trading advisor in connection with the Shares. Consequently, holders of the Shares do not have the regulatory protections provided to investors in
CEA-regulated
instruments or commodity pools.
RISKS RELATED TO THE CUSTODY OF GOLD
GLDM relies on the Custodian for the safekeeping of its gold bullion. Failure by the Custodian to exercise due care in the safekeeping of GLDM’s gold bullion could result in a loss to GLDM.
GLDM relies on the Custodian for the safekeeping of essentially all of its gold bullion. The Administrator is not liable for the acts or omissions of the Custodian. The Administrator has no obligation to monitor the activities of the Custodian other than to receive and review reports prepared by the Custodian pursuant to the Custody Agreements. In addition, the ability to monitor the performance of the Custodian may be limited because under the Custody Agreements, the Trust and the Sponsor and any accountants or other inspectors selected by the Sponsor have only limited rights to visit the premises of the Custodian for the purpose of examining the GLDM’s gold bullion and certain related records maintained by the Custodian. As a result of the above, any failure by the Custodian to exercise due care in the safekeeping of GLDM’s gold bullion may not be detectable or controllable by the Administrator and could result in a loss to GLDM.
Failure by a subcustodian to exercise due care in the safekeeping of GLDM’s gold bullion bars could result in a loss to GLDM.
Under the Allocated Bullion Account Agreement, the Custodian agreed that it will hold all of GLDM’s gold bullion bars in its own vault premises except when the gold bullion bars have been allocated in a vault other than the Custodian’s vault premises, and in such cases the Custodian agreed that it will use commercially reasonable efforts promptly to transport the gold bullion bars to the Custodian’s vault, at the Custodian’s cost and risk. Nevertheless, there will be periods of time when some portion of GLDM’s gold bullion bars will be held by one or more subcustodians appointed by the Custodian.
The Custodian is required under the Allocated Bullion Account Agreement to use reasonable care in appointing their subcustodians and will monitor the conduct of each of their subcustodians, and promptly advise the Trust of any difficulties or problems existing with respect to such subcustodian. However, the gold bullion held by a subcustodian is held in the name of the Custodian, and not in the name of GLDM, and the account with each subcustodian is only subject to the Custodian’s instructions. In the event a subcustodian fails to exercise due care in the safekeeping of GLDM’s gold bullion, there could be a resulting loss, and GLDM may have limited or no ability to pursue any action against the subcustodian. See “Description of the GLDM Custody Agreement” for more information about subcustodians that may hold GLDM’s gold bullion.
The ability of the Administrator and the Custodian to take legal action against subcustodians may be limited, which increases the possibility that GLDM may suffer a loss if a subcustodian does not use due care in the safekeeping of GLDM’s gold bullion bars.
If any subcustodian that holds gold bullion on a temporary basis does not exercise due care in the safekeeping of GLDM’s gold bullion bars, the ability of the Trust or the Custodian to recover damages against such subcustodian may be limited to only such recourse, if any, as may be available under applicable English law or, if the subcustodian is not located in England, under other applicable law. This is because there are expected to be no written contractual arrangements between subcustodians who may hold GLDM’s gold bullion bars and the Trust or the Custodian, as the case may be. If the Trust’s or the Custodian’s recourse against the subcustodian is so limited, GLDM may not be adequately compensated for the loss. For more information on the Trust’s and the Custodian’ ability to seek recovery against subcustodians and the subcustodian’s duty to safekeep GLDM’s gold bullion bars, see “Description of the GLDM Custody Agreement.”
Gold bullion held in GLDM’s unallocated gold bullion account and any Authorized Participant’s unallocated gold bullion account is not segregated from the Custodian’s assets. If the Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by GLDM or any Authorized Participant. In addition, in the event of the Custodian’s insolvency, there may be a delay and costs incurred in identifying the gold bullion bars held in GLDM’s allocated gold bullion account.
Gold bullion that is part of a deposit for a purchase order or part of a redemption distribution, or which is transferred into or out of GLDM pursuant to the Gold Delivery Agreement, is held for a time in the Unallocated Account and in the case of creations and redemptions, previously or subsequently, in the Authorized Participant Unallocated Account of the purchasing or redeeming Authorized Participant. During those times, GLDM and the Authorized Participant, as the case may be, will have no proprietary rights to any specific bars of gold bullion held by the Custodian and will each be an unsecured creditor of the Custodian with respect to the amount of gold bullion held in such unallocated accounts. In addition, if the Custodian fails to allocate GLDM’s gold bullion in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Bullion Account Agreement, or if a subcustodian fails to so segregate gold bullion held by it on behalf of GLDM, unallocated gold bullion will not be segregated from the Custodian’s assets, and GLDM will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by GLDM or the Authorized Participant for the amount of gold bullion held in their respective unallocated gold bullion accounts.
In the event of the insolvency of the Custodian, a liquidator may seek to freeze access to the gold bullion held in all of the accounts held by the Custodian, including the Allocated Account. Although GLDM would retain legal title to the allocated gold bullion bars, it could incur expenses in connection with obtaining control of the allocated gold bullion bars, and the assertion of a claim by such liquidator for unpaid fees due to the Custodian could delay creations and redemptions of Creation Units.
The lack of diversification of vault premises for the physical gold bullion held by the Custodian could result in significant losses to GLDM if the gold bullion held at such premises is lost, damaged, stolen or inaccessible.
Unless otherwise agreed between GLDM and the Custodian, custody of the gold bullion deposited with and held for the account of GLDM is provided by the Custodian at its London, England vaults or, when gold bullion has been allocated in a vault other than the Custodian’s London vault premises, by or for any subcustodian employed by the Custodian for the temporary custody and safekeeping of gold bullion until it can be transported to the Custodian’s London vault premises. The lack of diversification of vault premises could result in significant losses to GLDM if its gold bullion bars held by the Custodian or any subcustodian on behalf of GLDM at any single location are lost, damaged, or stolen. The lack of diversification of vault premises could also result in significant losses if the gold bullion held at a single location becomes inaccessible for a substantial period of time due to natural events (such as an earthquake) or human actions (such as a terrorist attack).
The Custodian is authorized to appoint from time to time one or more subcustodians to hold GLDM’s gold bullion until it can be transported to the Custodian’s vaults.
The gold bullion custody operations of the Custodian are not subject to specific governmental regulatory supervision.
The Custodian is responsible for the safekeeping of GLDM’s gold bullion and also facilitates the transfer of gold bullion into and out of GLDM. Although the Custodian is a market maker, clearer and approved weigher under the rules of the LBMA (which sets out good practices for participants in the bullion market), the LBMA is not an official or governmental regulatory body. Furthermore, although the Custodian is generally regulated in the UK by the Prudential Regulatory Authority and the FCA, such regulations do not directly cover the Custodian’s gold bullion custody operations in the UK. Accordingly, GLDM is dependent on the Custodian to comply with the best practices of the LBMA and to implement satisfactory internal controls for their gold bullion custody operations to keep GLDM’s gold bullion secure.
REGULATORY RISKS
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
RISKS RELATED TO TAXES
If a U.S. investor who or that is an individual, estate or trust (each referred to in this paragraph and the next paragraph as an “individual”) sells or exchanges the Shares held for more than a year, any gain recognized on the sale or exchange generally will be subject to federal income tax at a maximum rate of 28% rather than the lower maximum rates applicable to most other long-term capital gains an individual recognizes.
Gains recognized by an individual from the sale of “collectibles,” which term includes gold held for more than one year, are subject to federal income tax at a maximum rate of 28% rather than the lower maximum rates applicable to most other long-term capital gains individuals recognize (currently a maximum of 20% for individuals). For these purposes, a gain that an individual recognizes on the sale of an interest in a “grantor trust” that holds collectibles (such as the Trust) is treated as a gain recognized on the sale of the collectibles, to the extent the gain is attributable to unrealized appreciation in value of the collectibles. Therefore, any gain recognized by an individual U.S. investor attributable to a sale or exchange of shares held for more than one year, or attributable to the sale of any gold that the investor is treated (through its ownership of shares) as having held for more than one year, generally will be subject to federal income tax at a maximum rate of 28%. The tax rates for capital gains recognized on the sale of assets held by an individual U.S. investor for one year or less, or by a taxpayer other than an individual, are generally the same as those at which ordinary income is taxed.
U.S. shareholders will be required to recognize a gain or loss upon a sale of gold by GLDM, even though some or all of the proceeds of such sale are used by the Sponsor to pay expenses. U.S. shareholders may deduct their respective pro rata shares of each expense incurred by GLDM to the same extent as if they directly incurred such an expense. U.S. shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of GLDM as miscellaneous itemized deductions. An individual may not deduct miscellaneous itemized deductions for tax years beginning after December 31, 2017 and before January 1, 2026. For tax years beginning before January 1, 2018 and after December 31, 2025, individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to phase-outs and other limitations under applicable provisions of the Internal Revenue Code and regulations thereunder and, if the U.S. shareholder is an individual subject to the alternative minimum tax, may not be deductible at all.
GENERAL RISKS
GLDM is exposed to various operational risks.
GLDM is exposed to various operational risks, including human error, information technology failures and failure to comply with formal procedures intended to mitigate these risks, and is particularly dependent on electronic means of communicating, record-keeping and otherwise conducting business. In addition, GLDM generally exculpates, and in some cases indemnifies, counterparties with respect to losses arising from unforeseen circumstances and events, which may include the interruption, suspension or restriction of trading on or the closure of NYSE Arca, power or other mechanical or technological failures or interruptions, computer viruses, communications disruptions, work stoppages, natural disasters, fire, war, terrorism, riots, rebellions or other circumstances beyond its or its counterparties’ control. Accordingly, GLDM generally bears the risk of loss with respect to these unforeseen circumstances and events to the extent relating to GLDM or the Shares.

Although it is expected that the GLDM’s direct counterparties will generally have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, these safeguards may not be in place for all parties whose activities may affect the performance of GLDM, and these safeguards, even if implemented, may not be successful in preventing losses associated with such unforeseen circumstances and events. Moreover, the systems and applications on which GLDM relies may not continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, GLDM, any such unforeseen circumstances and events or operational failures may further distract the counterparties or personnel on which GLDM relies, reducing their ability to conduct the activities on which GLDM is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost-effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for GLDM to operate in more typical circumstances.
The service providers engaged by GLDM may not carry adequate insurance to cover claims against them by GLDM, which could adversely affect the value of net assets of GLDM.
The Administrator, the Custodian, and other service providers engaged by GLDM maintain such insurance as they deem adequate with respect to their respective businesses. Shareholders cannot be assured that any of the aforementioned parties will maintain any insurance with respect to the GLDM’s assets held or the services that such parties provide to GLDM and, if they maintain insurance, that such insurance is sufficient to satisfy any losses incurred by them in respect of their relationship with GLDM. Accordingly, the GLDM will have to rely on the efforts of the service provider to recover from their insurer compensation for any losses incurred by GLDM in connection with such arrangements.
GLDM’s obligation to indemnify certain of its service providers could adversely affect an investment in the Shares.
GLDM has agreed to indemnify certain of its service providers, including the Custodian, the Sponsor and the Trustee, for certain liabilities incurred by such parties in connection with their respective agreements to provide services for GLDM. In the event GLDM is required to indemnify any of its service providers, it may be required to sell gold bullion to cover such expenses and the NAV would be reduced accordingly, thus adversely affecting an investment in the Shares.
Potential conflicts of interest may arise among the Sponsor or its affiliates and GLDM.
The Sponsor manages the business and affairs of GLDM. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and GLDM and its shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over GLDM and its shareholders. These potential conflicts include, among others:
•	The Trust, on behalf of GLDM, has agreed to indemnify the Sponsor and its affiliates pursuant to the terms of the Declaration of Trust.

•	The Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with GLDM.

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Not applicable.

Item 3.    Legal Proceedings
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION
SPDR
®
Gold MiniShares
SM
Trust’s Shares are listed on the NYSE Arca under the symbol “GLDM” and have been listed since June 26, 2018.
HOLDERS OF RECORD
As of October 31, 2019, there were approximately 78 DTC participating shareholders of record of GLDM. Because most of the Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
RECENT SALE OF UNREGISTERED SECURITIES
Although GLDM does not purchase Shares directly from its shareholders, in connection with its redemption of Creation Units, GLDM redeemed 3,900,000 Shares (39 Baskets) during the year ended September 30, 2019, including 2,000,000 Shares (20 Baskets) for the three months ended September 30, 2019 as set forth in the table below.

Period	Total number of Shares redeemed		Average ounces of gold per Share

7/1/19 to 7/31/19		—		—

8/1/19 to 8/31/19	2,000,000		.00998

9/1/19 to 9/30/19	—		—

TOTAL	2,000,000		.00998

Item 6.     Selected Financial Data
The following selected financial data for GLDM should be read in conjunction with GLDM’s and the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Financial Highlights

(Amounts in 000’s of US$)	Year Ended Sep-30, 2019

Net income	$129,660

Net cash provided by operating activities	$—

Statement of Operations Data:

(Amounts in 000’s of US$, except per share data)	Year Ended Sep-30, 2019	Fiscal Period Ended Sep-30, 2018

EXPENSES

Sponsor fees	$1,106	$47

Total expenses	1,106	47

Net investment loss	(1,106)	(47)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	69	(1)

Net realized gain/(loss) from gold distributed for the redemption of shares	5,240	—

Net change in unrealized appreciation/(depreciation) on investment in gold	125,457	(6,215)

Net realized and change in unrealized gain/(loss) on investment in gold	130,766	(6,216)

Net Income/(Loss)	$129,660	$(6,263)

Net income/(loss) per share	$2.85	$(0.75)

Weighted average number of shares (in 000’s)	45,543	8,371

Statement of Financial Condition Data:

(Amounts in 000’s of US$)	Sep-30, 2019	Sep-30, 2018

ASSETS

Investment in Gold, at fair value (cost $916,790 and $226,957 at September 30, 2019 and September 30, 2018, respectively)	$1,036,032	$220,742

Gold receivable	14,819	8,307

Total Assets	$1,050,851	$229,049

LIABILITIES

Accounts payable to Sponsor	$148	$21

Total Liabilities	$148	$21

Net Assets	$1,050,703	$229,028

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GLDM
GLDM’s policy is to value the investment in gold bullion at fair value. The Administrator will value any gold bullion held by GLDM on the basis of the price of an ounce of gold as determined by the IBA. In determining the NAV, the Administrator will value the gold bullion held by GLDM on the basis of the LBMA Gold Price PM. The Administrator will calculate the NAV on each day the NYSE Arca is open for regular trading, at the earlier LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price (AM or PM) is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. Gold held by GLDM is reported at fair value on the Statement of Financial Condition.
Once the value of the gold has been determined, the Administrator subtracts all estimated accrued expenses and other liabilities of GLDM from the total value of the gold and all other assets of GLDM. The resulting figure is the NAV. The NAV is used to compute the Sponsor’s fee. The Administrator determines the NAV per Share by dividing the NAV of GLDM by the number of Shares outstanding as of the close of trading on NYSE Arca.
Investing in the Shares does not insulate the investor from risks, including price volatility. The following chart illustrates the movement in the market price of the Shares and NAV of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since the day the Shares first began trading on the NYSE Arca:

Share price & NAV v. gold price — June 26, 2018 to September 30, 2019

The table below summarizes the impact of unrealized appreciation on GLDM’s gold holdings at September 30, 2019 and 2018:

(Amount in 000’s of US$)	Se p-30 , 2019	Sep-30, 2018

Investment in gold – cost	$916,790	$226,957

Unrealized appreciation/(depreciation) on investment in gold	119,242	(6,215)

Investment in gold – market value	$1,036,032	$220,742

Review of Financial Results

Financial Highlights (All amounts in the following table and the subsequent paragraphs, are in 000’s of US$)	For the year ended Sep-30, 2019

Net realized and change in unrealized gain/(loss) on investment in gold	$130,766

Net income	$129,660

Net cash provided by operating activities	$—

GLDM’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2019 of $130,766 is made up of a realized gain of $69 from the sale of gold to pay Sponsor fees, a realized gain of $5,240 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $125,457 on investment in gold.
GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the fiscal period ended September 30, 2018 of $(6,216) is made up of realized loss of $1 for the sale of gold to pay Sponsor fees, and a change in unrealized depreciation of $(6,215) on investment in gold.
Selected Supplemental Data

	Year ended Sep-30 , 2019	Period ended Sep-30, 2018

Ounces of Gold:

Opening balance	185,927.0	—

Creations ( excluding gold receivable at September 30, 2019 – 9,977.5 and at September 30, 2018 – 6,996.7 )	551,248.1	185,949.5

Redemptions ( excluding gold payable at September 30, 2019 – 0 and at September 30, 2018 – 0 )	(38,930.5)	—

Sales of gold	(721.0)	(22.5)

Closing balance	697,523.6	185,927.0

Gold price per ounce – LBMA Gold Price PM	$1,485.30	$1,187.25

Market value of gold holdings (in 000’s)	$1,036,032	$220,742

Number of Shares (in 000’s):

Opening balance	19,300	—

Creations	55,500	19,300

Redemptions .	(3,900)	—

Closing balance	70,900	19,300

In the year ended September 30, 2019, 55,500,000 Shares (555 Creation Units) were created in exchange for 554,228.9 ounces of gold, 3,900,000 Shares (39 Creation Units) were redeemed in exchanged for 38,930.5 ounces of gold and 721 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation, but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.

At September 30, 2019, the amount of gold owned by GLDM was 707,501.2 ounces, with a market value of $1,050,857,504 (cost — $931,609,406) based on the LBMA Gold Price PM on September 30, 2019 (in accordance with the Declaration of Trust).
At September 30, 2019, the Custodian held 697,523.6 ounces of gold in its vault, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $1,036,031,998 (cost — $916,789,900). Subcustodians did not hold any gold in their vaults on behalf of GLDM.
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
On September 19, 2019, Inspectorate International Limited concluded the annual full count of GLDM’s gold bullion held by the Custodian. On October 2, 2019, Inspectorate International Limited concluded reconciliation procedures from September 19, 2019 through September 30, 2019. The results can be found on www.spdrgoldshares.com.
Cash Flow from Operations
GLDM had no net cash flow from operations in the year ended September 30, 2019 and the fiscal period ended September 30, 2018. Cash received in respect of gold sold to pay expenses in the year ended September 30, 2019 and the fiscal period ended September 30, 2018 was the same as those expenses, resulting in a zero cash balance at September 30, 2019 and 2018.
Off-Balance
Sheet Arrangements
Neither GLDM nor the Trust is a party to any
off-balance
sheet arrangements.
Cash Resources and Liquidity
At September 30, 2019 and 2018 GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to September 30, 2019.
Daily Gold Price – June 26, 2018 – September 30, 2019
LBMA Gold Price PM USD

The average, high, low and
end-of-period
gold prices for the period from April 1, 2018 through September 30, 2019, based on the LBMA Gold Price PM were:

Period	Average	High	Date	Low	Date	End of Period	Last Day of Period
Three months to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	Jun 29, 2018	$1,250.45	Jun 29, 2018
Three months to September 30, 2018	$1,213.19	$1,262.05	Jul 9, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Three months to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 9, 2018	$1,281.65	Dec 31, 2018	(1)
Three months to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019
Three months to June 30, 2019	$1,309.39	$1,431.40	Jun 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	Jun 28, 2019
Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 4, 2019	$1,388.65	Jul 5, 2019	$1,485.30	Sep 30, 2019

Twelve months ended September 30, 2019	$1,329.69	$1,546.10	Sep 4, 2019	$1,185.55	Oct 09, 2018	$1,485.30	Sep 30, 2019

(1)	There was no LBMA Gold Price PM on the last business day of December 2018. The LBMA Gold Price AM was $1,281.65 on the last business day of December 2018. The Net Asset Value of the Trust on December 31, 2018 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

GLDW
GLDW commenced operations on January 27, 2017 and on July 15, 2019, the Sponsor notified the NYSE Arca that it had determined to voluntarily close GLDW, delist GLDW, liquidate GLDW’s shares and withdraw GLDW’s shares from registration under the Exchange Act. GLDW ceased accepting creation and redemption orders after September 6, 2019 and trading of GLDW’s shares on the NYSE Arca ceased at the open of market on September 10, 2019. The NYSE Arca filed a Form 25 with the Commission on September 11, 2019 and on September 16, 2019, a Post-Effective Amendment deregistering GLDW’s unsold shares was declared effective and the final liquidation payments were made.
Although GLDW was liquidated on September 16, 2019, the financial statements for GLDW are being filed herein. The financial statements of GLDW are also included in the Trust’s combined financial statements for the year ended September 30, 2019. The only asset held by GLDW at September 12, 2019 was cash which was distributed as part of the liquidation. There are no longer any assets in GLDW.
GLDW issued its shares (“GLDW Shares”) on a continuous basis in exchange for deposits of gold and distributed gold in connection with the redemption of GLDW Shares. The GLDW Shares were designed to provide investors with a cost-effective and convenient way to invest in gold as well as provide long U.S. Dollar exposure to a basket of currencies.
GLDW’s policy was to value the investment in gold bullion at fair value. The Administrator valued the gold held by GLDW on the basis of the price of an ounce of gold as determined by the IBA. The NAV of GLDW was the aggregate value of GLDW’s assets, including Gold Delivery Agreement less its liabilities. In determining the NAV of GLDW, the Administrator valued the gold held by GLDW on the basis of the price of an ounce of gold determined by the IBA 10:30 a.m. auction process (“LBMA Gold Price AM”). The Administrator determined the NAV of GLDW on each day the NYSE Arca was open for regular trading, generally as of 12:00 p.m. New York time. If no LBMA Gold Price AM was made on a particular evaluation day or if the LBMA Gold Price PM had not been announced by 12:00 p.m. New York time on a particular evaluation day, the next most recent LBMA Gold Price AM was used in determining the NAV of GLDW, unless the Administrator, in consultation with the Sponsor, determined that such price is inappropriate to use as the basis for such determination. Gold held by GLDW was reported at fair value on the Statements of Financial Condition.
Once the value of the gold was determined, the Administrator subtracted all estimated accrued expenses and other liabilities of GLDW from the total value of the gold and all other assets of GLDW. The resulting figure was the NAV of GLDW which was used to compute the Sponsor’s fee. The Administrator determined the NAV per GLDW Share by dividing the NAV of GLDW by the number of the GLDW Shares outstanding as of the close of trading on the NYSE Arca.
Review of Financial Results

Financial Highlights (All amounts in the following table and the subsequent paragraphs, are in 000’s of US$)	For the period ended Jul-14, 2019	For the year ended Sep-30 2018

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	$6,239	$(1,144)

Net income/(loss)	$6,124	$(1,242)

Net cash provided by operating activities	$—	$—

GLDW’s net realized and change in unrealized gain on investment in gold and Gold Delivery Agreement for the period ended July 14, 2019 of $6,239 is made up of realized gain of $4 for the sale of gold to pay Sponsor fees, a realized gain of $1,119 from the Gold Delivery Agreement, a realized gain of $211 on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees and a change in unrealized appreciation of $4,905 on investment in gold.
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
Selected Supplemental Data

	Period Ended Sep-12, 2019	Year Ended Sep-30, 2018

Ounces of Gold:

Opening balance	22,004.4	11,194.2

Creations (excluding gold receivable at September 12, 2019 and September 30,2018-0)	2,505.9	12,422.3

Additions from Gold Delivery Agreement	7,471.8	6,322.7

Redemptions (excluding gold payable at September 12, 2019 and September 30, 2018-0)	(3,774.0)	(1,813.2)

Subtractions from Gold Delivery Agreement	(5,873.4)	(5,815.4)

Sales of gold	(22,334.7)	(74.1)

Gold Delivery Agreement Payable	—	.2

Gold Delivery Agreement Receivable	—	(232.3)

Closing balance	—	22,004.4

Gold price per ounce – LBMA Gold Price AM	$1,502.95	$1,183.50

Market value of gold holdings (in 000’s)	$—	$26,042

Number of Shares (in 000’s):

Opening balance	230	120

Creations	25	130

Redemptions	(37)	(20)

Distributions	(218)	—

Closing balance	—	230

For the period ended September 12, 2019, 25,000 GLDW Shares (25 Creation Units) were created in exchange for 2,505.9 ounces of gold, and 37,000 GLDW Shares (37 Creation Units) were redeemed in exchange for 3,774.0 ounces of gold. GLDW received 7,471.8 ounces of gold in respect to the Gold Delivery Agreement. GLDW paid out 5,873.4 ounces of gold in respect to the Gold Delivery Agreement. For accounting purposes GLDW reflected creations and the gold receivable with respect to such creations on the date of receipt of a notification of a creation but did not issue GLDW Shares until the requisite amount of gold was received. Upon a redemption, GLDW delivered gold upon receipt of GLDW Shares. All references in this discussion to gold receivable and gold payable relate to the Gold Delivery Agreement. These creations and redemptions were completed in the normal course of business, including the receipt and payment of the gold by the Custodian.
In the year ended September 30, 2018, 130,000 GLDW Shares (13 Creation Units) were created in exchange for 12,422.3 ounces of gold, and 20,000 GLDW Shares (2 Creation Units) were redeemed in exchange for 1,813.2 ounces of gold. GLDW received 6,322.7 ounces of gold in respect to the Gold Delivery Agreement. GLDW paid out 5,815.4 ounces of gold in respect to the Gold Delivery Agreement.
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
Cash Flow from Operations
The only asset held by GLDW at September 12, 2019 was cash which was distributed as part of the liquidation. There are no longer any assets in GLDW.
Off-Balance Sheet Arrangements
GLDM is not a party to any off-balance sheet arrangements.
Cash Resources and Liquidity
The only asset held by GLDW at September 12, 2019 was cash which was distributed as part of the liquidation. There are no longer any assets in GLDW. At September 30, 2018, GLDW did not have any cash balances.
Analysis of Movements in the Price of Gold
As movements in the price of gold directly affected the price of the GLDW Shares, it is important to understand the recent movements in the price of gold.
The following chart shows movements in the price of gold based on the LBMA Gold Price AM in U.S. dollars per ounce over the period from January 30, 2017 (the first date GLDW Shares began trading on the NYSE Arca) to September 12, 2019 (the date GLDW was liquidated).
LBMA Gold Price AM – Jan 30, 2017 to Sep 12, 2019

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
GLDM is a passive investment vehicle. Fluctuations in the value of gold bullion will affect the value of Shares which are designed to reflect the performance of the price of gold bullion, less GLDM’s expenses.

Item 8.     Financial Statements and Supplementary Data
See Index to Financial Statements on page
 F-1
for a list of the financial statements being filed therein, which are incorporated by reference herein.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the fiscal year ended September 30, 2019.
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
Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2019, the Trust’s disclosure controls and procedures were effective.
Change in Internal Control Over Financial Reporting
There was no change in the Trust’s or the Funds’ internal controls over financial reporting that occurred during the year ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, these internal controls.
Management’s Report on Internal Control over Financial Reporting
The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules
13a-15(f)
and
15d-15(f).
The Trust’s and the Funds’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s and the Funds’ receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s and the Funds’ assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Principal Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s and GLDM’s internal control over financial reporting as of September 30, 2019 and

GLDW’s internal control over financial reporting as of September 12, 2019. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust and GLDM maintained effective internal control over financial reporting as of September 30, 2019 and GLDW maintained effective control over financial reporting as of September 12, 2019.
Certifications
The certifications by the Principal Executive Officer and Chief Financial Officer of the Sponsor required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as exhibits to this Annual Report on Form
 10-K,
apply to the Trust taken as a whole and the Funds, and the Principal Executive Officer and Principal Financial Officer of the Sponsor are certifying both as to the Trust taken as a whole and the Funds.
Item 9B.    Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Neither GLDM nor the Trust has any directors, officers or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.
Joseph R. Cavatoni is the Principal Executive Officer and Laura S. Melman is the Chief Financial Officer and Treasurer of the Sponsor. The Board of Directors of the Sponsor consists of five individuals, of whom four serve on its Audit Committee. The Audit Committee is responsible for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company.
Joseph R. Cavatoni
,
age 51,
is the Principal Executive Officer and President of the Sponsor. He joined the World Gold Council as Managing Director USA and ETFs in September 2016. From October 2016 to the present, he has served as Principal Executive Officer of World Gold Trust Services, LLC (“WGTS LLC”), sponsor of the SPDR
®
Gold Trust and an affiliate of the Sponsor. Prior to that, from April 2009 to December 2015 he served with BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, Mr. Cavatoni was on garden leave during June and July 2003. Prior to joining UBS Securities Asia Limited, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.
Laura S. Melman
, age 52, is the Chief Financial Officer and Treasurer of the Sponsor. From February 2018, Ms. Melman also has served as Chief Financial Officer and Treasurer of WGTS LLC. She has served as the Treasurer and Chief Operating Officer of WGC USA, Inc., an affiliate of the Sponsor, since January 22, 2018. Ms. Melman was previously employed by PIMCO LLC from June 2012 until January 2018. During her tenure at PIMCO, Ms. Melman was Senior Vice President responsible for taxation, accounting and analytics for PIMCO’s funds and exchange traded funds (ETFs) worldwide. Ms. Melman’s responsibilities included complex product development, accounting, and taxation of financial instruments and investment strategies. Ms. Melman also served as an officer for PIMCO’s open-end
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

William J. Shea
, age 71, is Chairman of the Board of Directors of the Sponsor and a member of the Board’s Audit Committee. He was appointed to the Board when it was formed in January 2017. In January 2013, he was appointed to the Board of Directors of WGTS LLC, the sponsor of the largest exchange-traded fund in the world backed by physical gold and an affiliate of the Sponsor. He serves as Chairman of WGTS LLC’s Board of Directors and is a member of its Audit Committee. From March 1998 to the present, he has served on the Board of Directors of Caliber ID, Inc., which provides medical equipment supporting imaging and diagnosis at the cellular level in the treatment of skin cancer and other diseases, and was appointed Chairman in December 2010. Mr. Shea has been a member of the boards of AIG SunAmerica, a mutual funds company, from December 2004 to September 2016, and has served as Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England, from March 1999 to the present. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2005 to May 2014 and a board member of NASDAQ OMXBX/the Boston Stock Exchange, a US stock exchange, from March 1998 to December 2014. Mr. Shea holds both a Bachelor of Arts degree and a Master of Arts degree in Economics.
The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGTS LLC.
Rocco Maggiotto
, age 69, is a Director on the Board of Directors of the Sponsor, Chairman of the Board’s Audit Committee and a principal of the CPO since January 2017. He was appointed to the Board when it was formed in January 2017. In January 2013, he was appointed to the Board of Directors of WGTS LLC, sponsor of the largest exchange-traded fund in the world backed by physical gold and an affiliate of the Sponsor. He also serves as Chairman of the Audit Committee of WGTS LLC’s Board of Directors. Mr. Maggiotto is the Chief Executive Officer and
Co-Founder
of PWRCierge, LLC, an independent power company providing Cogeneration solutions and other energy management solutions for Continuing Care Retirement Communities and other non-profit
institutions. He has served in this capacity from October 2012 to the present. From June 2012 to the present, Mr. Maggiotto has been the Managing Principal of Manchester Consulting Group, which consults with financial institutions. From June 2006 to June 2012, Mr. Maggiotto was Executive Vice President and Global Head of Customer and Distribution Management for Zurich Financial Services’ $35 billion General Insurance Business. He was responsible for the development and implementation of Zurich’s customer and distribution management strategies, its global industry practices and its relationships with the global broker organizations and served as Chairman of General Insurance’s Growth Agenda. Mr. Maggiotto holds a Bachelor of Arts degree in Political Science and a Master of Business Administration degree in Finance. Mr. Maggiotto has completed his three-year term as Director and Chairman of the Audit Committee, and will no longer serve as a Director or Chairman of the Audit Committee effective January 1, 2020.
The Sponsor has concluded that Mr. Maggiotto should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and international public accounting firms, his extensive experience as a director on other boards, and the experience he has gained serving as a director of WGTS LLC.
Carlos Rodriguez
, age 46, has served as a Director on the Board of Directors of the Sponsor since February 25, 2019, and is a member of the Board’s Audit Committee. Mr. Rodriguez has served as a Director on the Board of Directors of WGTS LLC since February 25, 2019 and is a member of that board’s Audit Committee. Mr. Rodriguez began his career on Wall Street in the Public Finance Department of Merrill Lynch in 1996, where he focused on interest rate hedging strategies for municipal clients and non-for-profit
institutions. After working several years covering banking clients, he shifted his focus to trading, where he rose to manage Merrill Lynch’s proprietary municipal investments portfolio until December 2000. Mr. Rodriguez has since worked at WestLB, from December 2000 to May 2003, where he managed the bank’s complex guaranteed reinvestment contract business, and BNP Paribas, from May 2003 to May 2004, where he served as Director and Head of Municipals. From May 2004 to August 2010, Mr. Rodriguez served as Director and Managing Director of Deutsche Bank and worked to establish the bank’s public finance efforts. As Managing Director, Mr. Rodriguez subsequently led

Credit Suisse’s global rates structuring effort in London from August 2010 until June 2016. Mr. Rodriguez retired from banking in June 2016, and remained retired until March 2017, when he launched a private equity fund that focuses on lower middle market companies. He also devotes his time to personal investing as well as volunteering for local causes and mentoring local entrepreneurs. Mr. Rodriguez will become Chairman of the Audit Committee effective January 1, 2020.
The Sponsor has concluded that Mr. Rodriguez should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles different financial institutions and the experience he has gained serving as a director of WGTS LLC.
David Tait
, age 57, has served as a Director on the Board of Directors of the Sponsor since February 25, 2019. Mr. Tait has also served as the Chief Executive Officer of World Gold Council, the parent company of the Sponsor since January 2019, and as a Director on the Board of Directors of WGTS LLC since February 25, 2019. Prior to joining World Gold Council, Mr. Tait served as Executive Producer with EMU Films from April 2016 to January 2019. Mr. Tait served as the Global Head of Fixed Income Macro Products at Credit Suisse from January 2012 until April 2016. Mr. Tait also served as a Managing Director of Union Bank of Switzerland from October 2009 until December 2011. He is currently an Independent Member of the Bank of England’s FICC Market Standards Board, which he joined in July 2017. Mr. Tait is also a major supporter of the National Society for the Prevention of Cruelty to Children and has raised over
®
1 million by climbing Mount Everest on five occasions. He was awarded an MBE by the Queen for his services to the charity.
The Sponsor has concluded that Mr. Tait should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and the experience he has gained serving as the Chief Executive Officer of World Gold Council and director of WGTS LLC.
Neal Wolkoff
, age 64, is a Director on the Board of Directors of the Sponsor, a member of the Board’s Audit Committee and a principal of the CPO since January 2017. He was appointed to the Board when it was formed in January 2017. In January 2013, he was appointed to the Board of Directors of WGTS LLC, the sponsor of the largest exchange-traded fund in the world backed by physical gold and an affiliate of the Sponsor. He also serves as a member of the Audit Committee of WGTS LLC’s Board of Directors. In November 2003, Mr. Wolkoff founded, and since that date has served as CEO of, Wolkoff Consulting Services, LLC, a consulting firm. From December 2016 to the present, he has been a Principal in Health Care Financial Exchange Inc., a Delaware
c-corporation,
which is in the business of designing financial products for the healthcare industry. From July 2014 to December 2016, he was a member of U.S. Health Futures, LLC, which is in the business of designing financial products for the healthcare industry. Previously, from October 2008 to February 2012, he served as the Chief Executive Officer of ELX Futures, L.P., founded by major dealer banks and trading firms to compete in the area of interest rate futures. Mr. Wolkoff holds a Bachelor of Arts degree and a Juris Doctor degree and is a member of the Bar of the State of New York.
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
Item 13.    Certain Relationships and Related Transactions and Director Independence
Not applicable.
Item 14.    Principal Accounting Fees and Services
Fees for services performed by KPMG LLP for the years ended September 30, 2019 and 2018 were:

	2019	2018

Audit fees	$189,400	$203,250

Audit-related fees	83,000	65,000

Total	$272,400	$268,250

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
Pre-Approved
Policies and Procedures
The Trust has no board of directors, and as a result, has no audit committee or pre-approval
policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2019, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV
Item 15.     Exhibits and Financial Statements Schedules
Financial Statements
See Index to Financial Statements on Page
F-1
for a list of the financial statements being filed herein.
Exhibits
See Exhibit Index below, which is incorporated by reference herein.
Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

3.1	Certificate of Trust	S-1	3.1	8/28/15

3.2	Certificate of Amendment to Certificate of Trust	S-1/A	3.2	8/30/16

3.3	Second Certificate of Amendment to Certificate of Trust	S-1/A	3.3	5/4/18

4.1	Fourth Amended and Restated Agreement and Declaration of Trust, dated April 16, 2018	S-1/A	4.2	5/4/18

4.2	Form of Participant Agreement	S-1/A	4.3	5/4/18

4.3*	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1	Custody Agreement — Allocated Bullion Account Agreement, dated June 14, 2018	10-Q	10.1	8/7/18

10.2	Custody Agreement — Unallocated Bullion Account Agreement, dated June 14, 2018	10-Q	10.2	8/7/18

10.3	Fund Administration and Accounting Agreement, dated January 5, 2017	S-1/A	10.4	1/9/17

10.3.1	Amendment to Fund Administration and Accounting Agreement, dated June 6, 2018	S-1/A	10.4	6/13/18

10.3.2*	Second Amendment to the Fund Administration and Accounting Agreement, dated October 11, 2019

10.4	Transfer Agency and Service Agreement, dated January 5, 2017	S-1/A	10.5	1/9/17

10.4.1	Amendment to Transfer Agency and Service Agreement, dated June 6, 2018	S-1/A	10.6	6/13/18

10.4.2*	Second Amendment to the Transfer Agency and Service Agreement, dated October 11, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

10.5	Amended and Restated Sponsor Agreement, dated October 14, 2016	S-1/A	10.7	1/9/17

10.5.1	Amendment to Amended and Restated Sponsor Agreement, dated November 28, 2017	10-K	10.11	11/29/17

10.5.2	Second Amendment to Amended and Restated Sponsor Agreement, dated June 12, 2018	S-1/A	10.9	6/13/18

10.6	Custody Agreement (U.S. Dollar Only), dated January 5, 2017	S-1/A	10.8	1/9/17

10.6.1	Amendment to Custody Agreement (U.S. Dollar Only), dated June 6, 2018	S-1/A	10.11	6/13/18

10.6.2*	Second Amendment to Custody Agreement (U.S. Dollar Only), dated October 11, 2019

10.7	Master Marketing Agent Agreement, dated July 17, 2015	S-1/A	10.10	8/30/16

10.7.1	First Amendment to the Marketing Agent Agreement, dated May 4, 2018	S-1/A	10.13	6/13/18

23.1*	Consent of KPMG LLP (SPDR® Gold MiniSharesSM Trust)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

Item 16.
Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WGC USA Asset Management Company, LLC Sponsor of the World Gold Trust (Registrant)

Date: December 10, 2019	By:	/s/ Joseph R. Cavatoni
Joseph R. Cavatoni Principal Executive Officer*

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* on December 10, 2019.

Signature	Title

/s/ Joseph R. Cavatoni	Principal Executive Officer*
Joseph R. Cavatoni

/s/ Laura S. Melman	Chief Financial Officer and Treasurer*
Laura S. Melman

/s/ David Tait	Director*
David Tait

/s/ William J. Shea	Director*
William J. Shea

/s/ Rocco Maggiotto	Director*
Rocco Maggiotto

/s/ Neal Wolkoff	Director*
Neal Wolkoff

/s/ Carlos Rodriguez	Director*
Carlos Rodriguez

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of WGC USA ASSET MANAGEMENT COMPANY, LLC, the Sponsor of the Registrant.

WORLD GOLD TRUST
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2019
INDEX

Page
Report of Independent Registered Public Accounting Firm for World Gold Trust	F- 2
Combined Statements of Financial Condition at September 30, 2019 and 2018 for World Gold Trust	F- 3
Combined Schedules of Investments at September 30, 2019 and 2018 for World Gold Trust	F- 4
Combined Statements of Operations for the years ended September 30, 2019 and 2018 and the fiscal period ended September 30, 2017 for World Gold Trust	F- 5
Combined Statements of Cash Flows for the years ended September 30, 2019 and 2018 and the fiscal period ended September 30, 2017 for World Gold Trust	F- 6
Combined Statements of Changes in Net Assets for the years ended September 30, 2019 and 2018 and the fiscal period ended September 30, 2017 for World Gold Trust	F-7
Notes to the Combined Financial Statements for World Gold Trust	F- 8
Report of Independent Registered Public Accounting Firm for SPDR® Gold MiniSharesSM Trust	F- 17
Statements of Financial Condition at September 30, 2019 and 2018 for SPDR® Gold MiniSharesSM Trust	F- 18
Schedules of Investment at September 30, 2019 and 2018 for SPDR® Gold MiniSharesSM Trust	F- 19
Statements of Operations for the year ended September 30, 2019 and the fiscal period ended September 30, 2018 for SPDR® Gold MiniSharesSM Trust	F- 20
Statements of Cash Flows for the year ended September 30, 2019 and the fiscal period ended September 30, 2018 for SPDR® Gold MiniSharesSM Trust	F- 21
Statements of Changes in Net Assets for the year ended September 30, 2019 and the fiscal period ended September 30, 2018 for SPDR® Gold MiniSharesSM Trust	F- 22
Notes to the Financial Statements for SPDR® Gold MiniSharesSM Trust	F- 23
Report of Independent Registered Public Accounting Firm for SPDR® Long Dollar Gold Trust	F-31
Statement of Net Assets in Liquidation at September 12, 2019 for SPDR® Long Dollar Gold Trust	F-32
Statement of Financial Condition at September 30, 2018 for SPDR® Long Dollar Gold Trust	F-33
Schedule of Investments at September 30, 2018 for SPDR® Long Dollar Gold Trust	F-34
Statements of Operations for the period ended July 14, 2019, the year ended September 30, 2018 and the fiscal period ended September 30, 2017 for SPDR® Long Dollar Gold Trust	F-35
Statements of Cash Flows for the period ended July 14, 2019, the year ended September 30, 2018 and the fiscal period ended September 30, 2017 for SPDR® Long Dollar Gold Trust	F-36
Statements of Changes in Net Assets for the period ended July 14, 2019, the year ended September 30, 2018 and the fiscal period ended September 30, 2017 for SPDR® Long Dollar Gold Trust	F-37
Statement of Changes in Net Assets in Liquidation for the period from July 15, 2019 through September 12, 2019 for SPDR® Long Dollar Gold Trust	F-38
Notes to the Financial Statements for SPDR® Long Dollar Gold Trust	F-39

Report of Independent Registered Public Accounting Firm
To the Sponsor and Trustee
World Gold Trust:
Opinion on the Combined Financial Statements
We have audited the accompanying combined statements of financial condition of World Gold Trust and its series (the Trust), including the combined schedules of investments, as of September 30, 2019 and 2018, the related combined statements of operations, cash flows, and changes in net assets for each of the years in the two-year period ended September 30, 2019 and for the period from January 27, 2017 (commencement of operations) to September 30, 2017, and the related notes (collectively, the combined financial statements). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2019 and 2018, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the two-year period ended September 30, 2019 and the period from January 27, 2017 to September 30, 2017, in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG LLP
We have served as the Trust’s auditor since 2016.
New York, New York
December 10, 2019

World Gold Trust
Combined Statements of Financial Condition
at September 30, 2019 and 2018

(Amounts in 000’s of US$)	Sep-30, 2019	Sep-30, 2018

ASSETS

Investment in Gold, at fair value (cost $916,790 and $254,337 at September 30, 2019 and 2018, respectively)	$1,036,032	$246,784

Gold Delivery Agreement receivable	—	276

Gold receivable	14,819	8,307

Total Assets	$1,050,851	$255,367

LIABILITIES

Accounts payable to Sponsor	$148	$29

Gold Delivery Agreement payable	—	1

Total Liabilities	$148	$30

Net Assets	$1,050,703	$255,337

See notes to the combined financial statements.

World Gold Trust
Combined Schedules of Investments

(All balances in 000’s except percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets

September 30, 2019

Investment in Gold	697.5	$916,790	$1,036,032	98.60%

Total Investments		$916,790	$1,036,032	98.60%

Assets in excess of liabilities			14,671	1.40%

Net Assets			$1,050,703	100.00%

The Gold Delivery Agreement terminated on September 12, 2019 in connection with GLDW’s liquidation.

(All balances in 000’s except percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets

September 30, 2018

Investment in Gold	207.9	$254,337	$246,784	96.65%

Gold Delivery Agreement	—	—	—	0.00%

Total Investments	207.9	$254,337	$246,784	96.65%

Assets in excess of liabilities			8,553	3.35%

Net Assets			$255,337	100.00%

Derivatives Contract
at September 30, 2018

Underlying Instrument	Counter-Party	Notional Value	Expiration Date	Unrealized Appreciation/ (Depreciation)

Gold Delivery Agreement	Merrill Lynch International	$26,042	6/30/22	$—
See notes to the combined financial statements.

World Gold Trust
Combined Statements of Operations
For the years ended September 30, 2019 and 2018 and the fiscal period ended September 30, 2017
(Amounts in 000’s of US$)	Year Ended Sep-30, 2019 (1)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017 (2)

EXPENSES

Sponsor fees	$1,201	$112	$51

Gold Delivery Provider fees	48	33	26

Total expenses	1,249	145	77

Net investment loss	(1,249)	(145)	(77)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	77	2	3

Net realized gain/(loss) on Gold Delivery Agreement	1,820	635	(1,833)

Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	440	221	270

Net realized gain/(loss) from gold distributed for the redemption of shares	6,093	149	486

Net realized gain/(loss) from investment in gold sold to pay distributions	4,982	—	—

Net change in unrealized appreciation/(depreciation) on investment in gold	126,795	(8,367)	814

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	140,207	(7,360)	(260)

Net Income/(Loss)	$138,958	$(7,505)	$(337)

(1)	Information is reflective of the period from October 1, 2018 through September 1 6 , 2019 for GLDW (see note 1) and the year ended September 30, 2019 for GLDM.
(2)	Amounts are for the period January 27, 2017 through September 30, 2017.
See notes to the combined financial statements.

World Gold Trust
Combined Statements of Cash Flows
For the years ended September 30, 2019 and 2018 and the fiscal period ended September 30, 2017

(Amounts in 000’s of US$)	Year Ended Sep-30, 2019 (1)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017 (2)
INCREASE/DECREASE IN CASH FROM OPERATIONS:

Cash proceeds received from sales of gold	$1,082	$87	$47

Cash expenses paid	(1,082)	(87)	(47)

Increase/(Decrease) in cash resulting from operations	—	—	—

INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:

Cash proceeds from issuance of shares	—	—	1

Cash paid for repurchase of shares	—	—	(1)

Cash proceeds from sales of gold to pay distributions	33,452	—	—

Distributions	(33,452)	—	—

Increase/(Decrease) in cash resulting from financing activities	—	—	—

Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of shares, net of gold receivable	$743,766	$242,555	$26,550

Value of gold distributed for redemption of shares, net of gold payable	$(60,418)	$(2,393)	$(11,840)

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:

Value of Gold Delivery Agreement inflows — net of Gold Delivery Agreement receivable	$9,556	$7,750	$4,635

Value of Gold Delivery Agreement outflows — net of Gold Delivery Agreement payable	$(7,736)	$(7,390)	$(6,439)

(Amounts in 000’s of US$)	Year Ended Sep-30, 2019 (1)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017 (2)

RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Income/(Loss)	$138,958	$(7,505)	$(337)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Gold paid for Gold Delivery Provider fees	48	33	26

Proceeds from sales of gold to pay expenses	1,082	87	47

Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(77)	(2)	(3)

Net realized (gain)/loss on Gold Delivery Agreement	(1,820)	(635)	1,833

Net realized (gain)/loss from investment in gold sold to pay distributions	(4,982)	—	—

Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(440)	(221)	(270)

Net realized (gain)/loss from gold distributed for the redemption of shares	(6,093)	(149)	(486)

Net change in unrealized (appreciation)/depreciation on investment in gold	(126,795)	8,367	(814)

Increase/(Decrease) in accounts payable to Sponsor	119	25	4

Net cash provided by operating activities	$—	$—	$—

(1)	Information is reflective of the period from October 1, 2018 through September 16, 2019 for GLDW (see note 1) and the year ended September 30, 2019 for GLDM.

(2)	Amounts are for the period January 27, 2017 through September 30, 2017.
See notes to the combined financial statements.

World Gold Trust
Combined Statements of Changes in Net Assets
For the years ended September 30, 2019 and 2018 and the fiscal period ended September 30, 2017

(Amounts in 000’s of US$)	Year Ended Sep-30, 2019 (1)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017 (2)

Net Assets – Opening Balance	$255,337	$14,373	$—

Creations	750,278	250,862	26,550

Redemptions	(60,418)	(2,393)	(11,840)

Distributions	(33,452)	—	—

Repurchase of shares	—	—	(1)

Issuance of shares	—	—	1

Net investment loss	(1,249)	(145)	(77)

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	77	2	3

Net realized gain/(loss) from investment in gold sold to pay distributions	4,982	—	—

Net realized gain/(loss) on Gold Delivery Agreement	1,820	635	(1,833)

Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	440	221	270

Net realized gain/(loss) from gold distributed for the redemption of shares	6,093	149	486

Net change in unrealized appreciation/(depreciation) on investment in gold	126,795	(8,367)	814

Net Assets – Closing Balance	$1,050,703	$255,337	$14,373

(1)	Information is reflective of the period from October 1, 2018 through September 16, 2019 for GLDW (see note 1) and the year ended September 30, 2019 for GLDM.
(2)	Amounts are for the period January 27, 2017 through September 30, 2017.
See notes to the combined financial statements.

WORLD GOLD TRUST
Notes to the Combined Financial Statements
1.    Organization
World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, one of which is operational as of September 30, 2019. All of the series of the Trust are collectively referred to as the “Funds” and each individually as a “Series.”
SPDR
®
Gold MiniShares
SM
Trust (“GLDM”) commenced operations on June 26, 2018. SPDR
®
Long Dollar Gold Trust (“GLDW”) commenced operations on January 27, 2017. On July 15, 2019, the Sponsor notified the NYSE Arca, Inc. (the “NYSE Arca”) that it had determined to voluntarily close GLDW, delist GLDW, liquidate GLDW’s shares and withdraw GLDW’s shares from registration under the Exchange Act. GLDW ceased accepting creation and redemption orders after September 6, 2019 and trading of GLDW’s shares on the NYSE Arca ceased at the open of market on September 10, 2019. The NYSE Arca filed a Form 25 with the Commission on September 11, 2019 and on September 16, 2019, a Post-Effective Amendment deregistering GLDW’s unsold shares was declared effective and the final liquidation payments were made.
The fiscal
year-end
for the Trust and the Funds is September 30
th
.
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
2.    Significant Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires those responsible for preparing financial statements to make estimates and assumptions and disclosure of contingent assets and liabilities at the date of the financial statements that affect the reported amounts and disclosures.
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
These financial statements present the financial condition, results of operations and cash flows of the Funds and the Trust combined. For the periods presented, there were no balances or activity for the

WORLD GOLD TRUST
Notes to the Combined Financial Statements
2.1    Basis of Accounting—(continued)
Trust and all balances and activity related to the Funds, and the footnotes accordingly relate to the Funds, unless stated otherwise.
2.2    Basis of Presentation
The financial statements are presented for the Trust, as the SEC registrant, combined with the Funds. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to each Series shall be enforceable only against the assets of that Series and not against the Trust generally or any other Series that the Trust may establish in the future.
2.3    Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments of sufficient credit quality with original maturity of three months or less.
2.4     Solactive GLD
®
Long USD Gold Index—Gold Delivery Agreement
Pursuant to the terms of the Gold Delivery Agreement, GLDW entered into a transaction to deliver gold bullion to, or receive gold bullion from, Merrill Lynch International, as Gold Delivery Provider, each Business Day. The amount of gold bullion transferred essentially was equivalent to GLDW’s profit or loss as if it had exchanged the Reference Currencies comprising the Index (“FX Basket”), in the proportion in which they were reflected in the Index, for USDs in an amount equal to its holdings of gold bullion on such day. In general, if there was a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increases), GLDW would receive gold bullion. In general, if there was a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreases), it would deliver gold bullion. In this manner, the amount of gold bullion held would be adjusted to reflect the daily change in the value of the Reference Currencies comprising the FX Basket against the USD. The Gold Delivery Agreement required gold bullion ounces, calculated pursuant to formulas contained in the Gold Delivery Agreement, to be delivered to the custody account of GLDW or the Gold Delivery Provider, as applicable. The fee that GLDW paid
the Gold Delivery Provider for its services under the Gold Delivery Agreement was accrued daily and reflected in the calculation of the amount of gold bullion delivered pursuant to the Gold Delivery Agreement. The realized gain/loss from the Gold Delivery Agreement was disclosed on the Combined Statements of Operations and the Combined Statements of Changes in Net Assets.
The Index was designed to represent the daily performance of a long position in physical gold, as represented by the LBMA Gold Price AM, and a short position in the basket of Reference Currencies with weightings determined by the FX Basket. The Reference Currencies and their respective weightings in the Index were as follows: Euro (EUR/USD) (
57.6
%), Japanese Yen (USD/ JPY) (
13.6
%), British Pound Sterling (GBP/USD) (
11.9
%), Canadian Dollar (USD/CAD) (
9.1
%), Swedish Krona (USD/SEK) (
4.2
%), and Swiss Franc (USD/CHF) (
3.6
%).
The Gold Delivery Agreement terminated with the liquidation of GLDW as of
September 12, 2019.
2.5    Fair Value Measurement
U.S. GAAP defines fair value as the price the Funds would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Funds’ policy is to value their investments at fair value.

WORLD GOLD TRUST
Notes to the Combined Financial Statements
2.5    Fair Value Measurement—(continued)
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
Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 –	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and
Level 3 –	Inputs that are unobservable for the asset and liability, including the Funds’ assumptions (if any) used in determining the fair value of investments.
The following table summarizes the Funds’ investments at fair value:

(Amounts in 000’s of US$) September 30, 2019	Level 1	Level 2	Level 3

Investment in Gold	$1,036,032	$—	$—

Gold Delivery Agreement	—	—	—

Total	$1,036,032	$—	$—

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3

Investment in Gold	$246,784	$—	$—

Gold Delivery Agreement	—	—	—

Total	$246,784	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2019 and 2018.
The Administrator values the gold held by the Funds on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. In determining the net asset value (“NAV”) of the Funds, the Administrator values the gold held by the Funds on the basis of the price of an ounce of gold determined by the IBA auction process. The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculates the NAV of the Funds on each day the NYSE Arca is open for regular trading. If no gold price is made on a particular evaluation day, the next most recent gold price is used in the determination of the NAV of the Funds, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

WORLD GOLD TRUST
Notes to the Combined Financial Statements
2.6    Custody of Gold
Gold bullion was held by HSBC Bank plc on behalf of GLDW, and is held by ICBC Standard Bank Plc on behalf of GLDM, each individually referred to as the “Custodian.”
2.7    Gold Receivable/Payable
Gold receivable/payable represents the quantity of gold covered by contractually binding orders for the creation/redemption of Shares where the gold has not yet been transferred into/out of the Series’ account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2019	Sep-30, 2018

Gold receivable	$14,819	$8,307

(Amounts in 000’s of US$)	Sep-30, 2019	Sep-30, 2018

Gold payable	$—	$—
2.8    Gold Delivery Agreement Receivable
Gold Delivery Agreement receivable represents the quantity of gold due to be received under the Gold Delivery Agreement. The gold was transferred to GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date.

(Amounts in 000’s of US$)	Sep-30, 2019	Sep-30, 2018

Gold Delivery Agreement receivable	$—	$276
2.9     Gold Delivery Agreement Payable
Gold Delivery Agreement payable represented the quantity of gold due to be delivered under the Gold Delivery Agreement. The gold was transferred from GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date.

(Amounts in 000’s of US$)	Sep-30, 2019	Sep-30, 2018

Gold Delivery Agreement payable	$—	$1
2.10    Creations
and Redemptions of Shares
The Funds create and redeem Shares from time to time, but only in one or more Creation Units (a Creation Unit equaled a block of 1,000 GLDW Shares
(as reduced from 10,000 GLDW Shares on December 14, 2018)

or equals a block of 100,000 GLDM Shares). The Funds issue Shares in Creation Units to certain authorized participants (“Authorized Participants”) on an ongoing basis. The creation and redemption of Creation Units is only made in exchange for the delivery to the Funds or the distribution by the Funds of the amount of gold and any cash represented by the Creation Units being created or redeemed, the amount of which will be based on the net asset value of the number of Shares included in the Creation Units being created or redeemed determined on the day the order to create or redeem Creation Units is properly received.

WORLD GOLD TRUST
Notes to the Combined Financial Statements
2.10    Creations
and Redemptions of Shares
—(continued)
As the Shares of the Funds are redeemable in Creation Units at the option of the Authorized Participants, the Funds have classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the years ended September 30, 2019 and 2018 were:

(Amounts in 000’s)	Year Ended Sep-30, 2019	Year Ended Sep-30, 2018

Activity in Number of Shares Created and Redeemed:

Creations	55,525	19,430

Redemptions	(3,937)	(20)

Distributions	(218)	—

Net change in Number of Shares Created and Redeemed	51,370	19,410

(Amounts in 000’s of US$)	Year Ended Sep-30, 2019	Year Ended Sep-30, 2018

Activity in Value of Shares Created and Redeemed:

Creations	$750,278	$250,862

Redemptions	(60,418)	(2,393)

Distributions	(33,452)	—

Net change in Value of Shares Created and Redeemed	$656,408	$248,469

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
The Funds’ net realized and change in unrealized gain on investment in gold and Gold Delivery Agreement for the year ended September 30, 2019 of $140,207 is made up of a realized gain of $77 from the sale of gold to pay Sponsor fees, a realized gain of $1,820 from the Gold Delivery Agreement, a realized gain of $440 from gold transferred to cover the Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $6,093 from gold distributed for the redemption of shares, a realized gain of $4,982 from sale of gold to pay distribution
s
,

and a change in unrealized appreciation of $
126,795
on investment in gold.
The Funds’ net realized and change in unrealized loss on investment in gold and Gold Delivery Agreement for the year ended September 30, 2018 of $(
7,360
) is made up of a realized gain of $2 from the sale of gold to pay Sponsor fees, a realized gain of $635 from the Gold Delivery Agreement, a realized gain of $221 from gold transferred to cover the Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $149 from gold distributed for the redemption of shares, and a change in unrealized depreciation of $(
8,367
) on investment in gold.
2.12    Income Taxes
The Funds are classified as “grantor trusts” for U.S. federal income tax purposes. As a result, the Funds are not subject to U.S. federal income tax. Instead, the Funds’ income and expenses “flow through” to

WORLD GOLD TRUST
Notes to the Combined Financial Statements
2.12    Income Taxes—(continued)
the shareholders, and the Administrator will report the Funds’ proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis
The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2019 or 2018. As of September 30, 2019, the 2018 and 2017 tax years remain open for examination. There were no examinations in progress at period end.
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
3.
    Quarterly Combined Statements of Operations
Year Ended September 30, 2019

	Three Months Ended (unaudited)				Year Ended Sep-30, 2019
(Amounts in 000’s of US$)	Dec-31, 2018	Mar-31, 2019	Jun-30, 2019	Sep-30, 2019

EXPENSES

Sponsor fees	$157	$274	$330	$440	$1,201

Gold Delivery Provider fees	12	12	13	11	48

Total expenses	169	286	343	451	1,249

Net investment loss	(169)	(286)	(343)	(451)	(1,249)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	(1)	11	11	56	77

Net realized gain/(loss) from investment in gold sold to pay distributions	—	—	—	4,982	4,982

Net realized gain/(loss) on Gold Delivery Agreement	523	452	(188)	1,033	1,820

Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(21)	91	117	253	440

Net realized gain/(loss) from gold distributed for the redemption of shares	—	—	975	5,118	6,093

Net change in unrealized appreciation/(depreciation) from investment in gold	24,740	2,852	63,435	35,768	126,795

Net realized and change in unrealized gain/(loss) from investment in gold and Gold Delivery Agreement	25,241	3,406	64,350	47,210	140,207

Net Income/(Loss)	$25,072	$3,120	$64,007	$46,759	$138,958

WORLD GOLD TRUST
Notes to the Combined Financial Statements
3.
    Quarterly Combined Statements of Operations
—(continued)
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

4.    Fund Expenses
For GLDW, the only ordinary recurring operating expenses were the Gold Delivery Provider’s annual fee and the Sponsor’s annual fee. For GLDM, the only ordinary recurring operating expense is the Sponsor’s annual fee.
Expenses, which accrue daily, and are payable by the Funds, will reduce the NAV of the Funds.
5.    Foreign Currency Risk
GLDW did not hold foreign currency but was exposed to foreign currency risk as a result of its transactions under the Gold Delivery Agreement. Foreign currency exchange rates could fluctuate significantly over short periods of time and be unpredictably affected by political developments or government intervention. The value of the Reference Currencies included in the FX Basket were affected by several factors, including: monetary policies of central banks within the relevant foreign countries or markets; global or regional economic, political or financial events; inflation or interest rates of the relevant foreign countries and investor expectations concerning inflation or interest rates; and debt levels and trade deficits of the relevant foreign countries.

WORLD GOLD TRUST
Notes to the Combined Financial Statements
5.    Foreign Currency Risk—(continued)
Currency exchange rates could be influenced by the factors identified above and could also be influenced by, among other things: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, including by regulation, in order to influence rates directly. These events and actions are unpredictable. The resulting volatility in the Reference Currency exchange rates relative to the USD could have materially and adversely affected the value of the Shares.
6.    Concentration of Risk
The primary business activities for GLDW were the investment in gold bullion, the transactions under the Gold Delivery Agreement, and the issuance and sale of GLDW Shares.
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
7.    Derivative Contract Information
For the years ended September 30, 2019 and 2018, the effect of GLDW’s derivative contracts on the Combined Statements of Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Year Ended Sep-30, 2019 (1)	Year Ended Sep-30, 2018
(Amounts in 000’s of US$)

Currency Risk	Net Realized gain/(loss) on Gold Delivery Agreement	$1,820	$635

(1)	The Gold Delivery Agreement terminated with the liquidation of GLDW as of September 12, 2019.
The table below summarizes the average daily notional value of derivative contracts outstanding during the periods:

	Year Ended Sep-30, 2019 (1)	Year Ended Sep-30, 2018
(Amounts in 000’s of US$)

Average notional	$30,748	$19,634

(1)	The Gold Delivery Agreement terminated with the liquidation of GLDW a s of September 12, 2019.
The notional value of the contract varied daily based on the value of gold held at the Custodian.

WORLD GOLD TRUST
Notes to the Combined Financial Statements
7.    Derivative Contract Information—(continued)
No contracts existed at September 30, 2019 as a result of GLDW’s liquidation.
At September 30, 2018, GLDW’s OTC derivative liabilities, which may offset against its OTC derivative assets and collateral pledged from the counterparty, were as follows:

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
9.    Financial Highlights
Management of the Sponsor does not believe including Financial Highlights in a combined evaluation is meaningful. Refer to

GLDW’s and
GLDM’s Notes to the Financial Statements for Financial Highlight calculations.

F-1
6

Report of Independent Registered Public Accounting Firm
The Sponsor, Trustee, and Shareholders
SPDR
®
Gold MiniShares
SM
Trust:
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of SPDR
®
Gold MiniShares
SM
Trust (GLDM), a series of World Gold Trust (the Trust), including the schedules of investment, as of September 30, 2019 and 2018, the related statements of operations, cash flows, and changes in net assets for the year ended September 30, 2019 and the period from June 26, 2018 (commencement of operations) to September 30, 2018, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of GLDM as of September 30, 2019 and 2018, and the results of its operations, its cash flows, and changes in its net assets for the year ended September 30, 2019 and the period from June 26, 2018 to September 30, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of management of GLDM’s sponsor. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to GLDM in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management of GLDM’s sponsor, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Trust’s auditor since 2016.
New York, New York
December 10, 2019

SPDR
®
Gold MiniShares
SM
Trust
Statements of Financial Condition
at September 30, 2019 and 2018

(Amounts in 000’s of US$ except for share and per share data)	Sep-30, 2019	Sep-30, 2018

ASSETS

Investment in Gold, at fair value (cost $916,790 and $226,957 at September 30, 2019 and 2018, respectively)	$1,036,032	$220,742

Gold receivable	14,819	8,307

Total Assets	$1,050,851	$229,049

LIABILITIES

Accounts payable to Sponsor	$148	$21

Total Liabilities	$148	$21

Net Assets	$1,050,703	$229,028

Shares issued and outstanding (1)	70,900,000	19,300,000

Net asset value per Share	$14.82	$11.87

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements.

F-1
8

SPDR
®
Gold MiniShares
SM
Trust
Schedules of Investment

(All balances in 000’s except percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets

September 30, 2019

Investment in Gold	697.5	$916,790	$1,036,032	98.60%

Total Investment		$916,790	$1,036,032	98.60%

Assets in excess of liabilities			14,671	1.40%

Net Assets			$1,050,703	100.00%

(All balances in 000’s except percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets

September 30, 2018

Investment in Gold	185.9	$226,957	$220,742	96.38%

Total Investment		$226,957	$220,742	96.38%

Assets in excess of liabilities			8,286	3.62%

Net Assets			$229,028	100.00%

See notes to the financial statements.

F-
19

SPDR
®
Gold MiniShares
SM
Trust
Statements of Operations
For the year ended September 30, 2019 and the fiscal period ended September 30, 2018

(Amounts in 000’s of US$, except per share data)	Year Ended Sep-30, 2019	Fiscal Period Ended Sep-30, 2018 (1)

EXPENSES

Sponsor fees	$1,106	$47

Total expenses	1,106	47

Net investment loss	(1,106)	(47)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	69	(1)

Net realized gain/(loss) from gold distributed for the redemption of shares	5,240	—

Net change in unrealized appreciation/(depreciation) on investment in gold	125,457	(6,215)

Net realized and change in unrealized gain/(loss) on investment in gold	130,766	(6,216)

Net Income/(Loss)	$129,660	$(6,263)

Net income/(loss) per share	$2.85	$(0.75)

Weighted average number of shares (in 000’s)	45,543	8,371

(1)	Amounts are for the period June 26, 2018 (commencement of operations) to September 30, 2018.

See notes to the financial statements.

F-2
0

SPDR
®
Gold MiniShares
SM
Trust
Statements of Cash Flows
For the year ended September 30, 2019 and the fiscal period ended September 30, 2018

(Amounts in 000’s of US$)	Year Ended Sep-30, 2019	Fiscal Period Ended Sep-30, 2018 (1)

INCREASE/DECREASE IN CASH FROM OPERATIONS:

Cash proceeds received from sales of gold	$979	$26

Cash expenses paid	(979)	(26)

Increase/(Decrease) in cash resulting from operations	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of shares net of gold receivable	$740,241	$226,984

Value of gold distributed for redemption of shares	$(54,738)	$—

(Amounts in 000’s of US$)	Year Ended Sep-30, 2019	Fiscal Period Ended Sep-30, 2018 (1)

RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net income/(loss)	$129,660	$(6,263)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities

Proceeds from sales of gold to pay expenses	979	26

Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(69)	1

Net realized (gain)/loss from gold distributed for the redemption of shares	(5,240)	—

Net change in unrealized (appreciation)/depreciation on investment in gold	(125,457)	6,215

Increase/(Decrease) in accounts payable to Sponsor	127	21

Net cash provided by operating activities	$—	$—

(1)	Amounts are for the period June 26, 2018 (commencement of operations) to September 30, 2018.

See notes to the financial statements.

F-2
1

SPDR
®
Gold MiniShares
SM
Trust
Statements of Changes in Net Assets
For the year ended September 30, 2019 and the fiscal period ended September 30, 2018

(Amounts in 000’s of US$)	Year Ended Sep-30, 2019	Fiscal Period Ended Sep-30, 2018 (1)

Net Assets – Opening Balance	$229,028	$—

Creations	746,753	235,291

Redemptions	(54,738)	—

Net investment loss	(1,106)	(47)

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	69	(1)

Net realized gain/(loss) from gold distributed for the redemption of shares	5,240	—

Net change in unrealized appreciation/(depreciation) on investment in gold	125,457	(6,215)

Net Assets – Closing Balance	$1,050,703	$229,028

(1)	Amounts are for the period June 26, 2018 (commencement of operations) to September 30, 2018.

See notes to the financial statements.

F-2
2

SPDR
®
Gold MiniShares
SM
Trust
Notes to the Financial Statements
1.    Organization
World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, one of which is operational as of September 30, 2019. The accompanying financial statements relate to the series SPDR
®
Gold MiniShares
SM
Trust (“GLDM”), which began publicly trading on June 26, 2018. The fiscal year-end
of GLDM is September 30.
The investment objective of GLDM is for the Shares to reflect the performance of the price of gold bullion, less its expenses. GLDM’s only ordinary recurring expense is the Sponsor’s annual fee of 0.18% of its net asset value (“NAV”). The Sponsor believes that, for many investors, the Shares represent a cost-effective investment in gold.
BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM”), is the Administrator and Transfer Agent. BNYM also serves as the custodian of GLDM’s cash, if any. ICBC Standard Bank Plc (the “Custodian”) is responsible for custody of GLDM’s gold bullion. State Street Global Advisors Funds Distributors, LLC (the “Marketing Agent”) is the Marketing Agent.
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

F-2
3

SPDR
®
Gold MiniShares
SM
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
Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 –	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 –	Inputs that are unobservable for the asset and liability, including a fund’s assumptions (if any) used in determining the fair value of investments.

The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$) September 30, 2019	Level 1	Level 2	Level 3

Investment in Gold	$1,036,032	$—	$—

Total	$1,036,032	$—	$—

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3

Investment in Gold	$220,742	$—	$—

Total	$220,742	$—	$—

There were no transfers between Level 1 and other Levels for the year ended September 30, 2019 or for the fiscal period ended September 30, 2018.
The Administrator values the gold held by GLDM on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. In determining the NAV of GLDM, the Administrator values the gold held on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process

F-2
4

SPDR
®
Gold MiniShares
SM
Trust
Notes to the Financial Statements
2.4    Fair Value Measurement—(continued)

(“LBMA Gold Price PM”), which is an electronic auction. The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculates the NAV of GLDM on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM is used in the determination of the NAV of GLDM, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.
2.5    Custody of Gold
Gold bullion is held by the Custodian on behalf of GLDM. During the year ended September 30, 2019 and fiscal period ended September 30, 2018, no gold was held by a subcustodian.
2.6    Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2019	Sep-30, 2018

Gold receivable	$14,819	$8,307
2.7    Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2019	Sep-30, 2018

Gold payable	$—	$—
2.8    Creations and Redemptions of Shares
GLDM creates and redeems Shares from time to time, but only in one or more Creation Units (a Creation Unit equals a block of 100,000 Shares). GLDM issues Shares in Creation Units to certain authorized participants (“Authorized Participants”) on an ongoing basis. The creation and redemption of Creation Units is only made in exchange for the amount of gold and any cash represented by the Creation Units being created or redeemed. This amount will be based on the combined net asset value of the number of Shares included in the Creation Units being created or redeemed determined on the day the order to create or redeem Creation Units is properly received.

F-2
5

SPDR
®
Gold MiniShares
SM
Trust
Notes to the Financial Statements
2.8    Creations and Redemptions of Shares—(continued)
As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the year ended September 30, 2019 and the fiscal period ended September 30, 2018 were:

(Amounts are in 000’s)	Year Ended Sep-30, 2019	Fiscal Period Ended Sep-30, 2018

Activity in Number of Shares Created and Redeemed:

Creations	55,500	19,300

Redemptions	(3,900)	(—)

Net change in Number of Shares Created and Redeemed	51,600	19,300

(Amounts in 000’s of US$)	Year Ended Sep-30, 2019	Fiscal Period Ended Sep-30, 2018

Activity in Value of Shares Created and Redeemed:

Creations	$746,753	$235,291

Redemptions	(54,738)	(—)

Net change in Value of Shares Created and Redeemed	$692,015	$235,291

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
GLDM’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2019 of $130,766 is made up of a realized gain of $69 from the sale of gold to pay Sponsor fees, a realized gain of $5,240 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $125,457 on investment in gold.
GLDM’s net realized and change in unrealized loss on investment in gold for the fiscal period ended September 30, 2018 of $(6,216) is made up of a realized loss of $
(1)
from the sale of gold to pay Sponsor fees, and a change in unrealized depreciation of $
(6,215)
on investment in gold.
2.10    Income Taxes
GLDM is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the shareholders, and the Administrator will report GLDM’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

F-2
6

SPDR
®
Gold MiniShares
SM
Trust
Notes to the Financial Statements
2.10    Income Taxes—(continued)

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2019. As of September 30, 2019, the 2018 tax year remains open for examination. There were no examinations in progress at period end.
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
3.    Quarterly Statements of Operations
Year Ended September 30, 2019

	Three Months Ended (unaudited)
(Amounts in 000’s of US$, except per share data)	Dec-31, 2018	Mar-31, 2019	Jun-30, 2019	Sep-30, 2019	Year Ended Sep-30, 2019

EXPENSES

Sponsor fees	$134	$250	$305	$417	$1,106

Total expenses	134	250	305	417	1,106

Net investment loss	(134)	(250)	(305)	(417)	(1,106)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	—	9	9	51	69

Net realized gain/(loss) from gold distributed for the redemption of shares	—	—	975	4,265	5,240

Net change in unrealized appreciation/(depreciation) on investment in gold	22,504	2,724	60,794	39,435	125,457

Net realized and change in unrealized gain/(loss) on investment in gold	22,504	2,733	61,778	43,751	130,766

Net Income/(Loss)	$22,370	$2,483	$61,473	$43,334	$129,660

Net income/(loss) per share	$0.92	$0.06	$1.18	$0.69	$2.85

Weighted average number of shares (in 000’s)	24,209	43,468	52,049	62,472	45,543

F-2
7

SPDR
®
Gold MiniShares
SM
Trust
Notes to the Financial Statements
3.    Quarterly Statements of Operations—(continued)
Fiscal Period Ended September 30, 2018

(Amounts in 000’s of US$, except per share data)	Period Ended (unaudited) Jun-30, 2018	Three Months Ended (unaudited) Sep-30, 2018	Fiscal Period Ended Sep-30, 2018

EXPENSES

Sponsor fees	$1	$46	$47

Total expenses	1	46	47

Net investment loss	(1)	(46)	(47)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	—	(1)	(1)

Net realized gain/(loss) from gold distributed for the redemption of shares	—	—	—

Net change in unrealized appreciation/(depreciation) on investment in gold	(367)	(5,848)	(6,215)

Net realized and change in unrealized gain/(loss) on investment in gold	(367)	(5,849)	(6,216)

Net Income/(Loss)	$(368)	$(5,895)	$(6,263)

Net income/(loss) per share	$(0.17)	$(0.68)	$(0.75)

Weighted average number of shares (in 000’s)	2,120	8,711	8,371

4.    Related Parties—Sponsor
The Sponsor receives an annual fee equal to 0.18% of the NAV of GLDM, calculated on a daily basis. The Sponsor is responsible for the payment of all of GLDM’s ordinary fees and expenses, including but not limited to the following: fees charged by GLDM’s Administrator, Custodian, Marketing Agent and Trustee; exchange listing fees; typical maintenance and transaction fees of The Depository Trust Company; SEC registration fees; printing and mailing costs; audit fees and expenses; and legal fees not in excess of $100,000 per annum and expenses and applicable license fees. The Sponsor is not, however, required to pay any extraordinary expenses incurred in the ordinary course of GLDM’s business as outlined in the Sponsor’s agreement with the Trust.
5.    GLDM Expenses
GLDM’s only ordinary recurring operating expenses are the Sponsor’s annual fee of 0.18% of the NAV of GLDM. The Sponsor’s fee is payable monthly in arrears.
Expenses payable will reduce the NAV of GLDM.

F-2
8

SPDR
®
Gold MiniShares
SM
Trust
Notes to the Financial Statements
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

SPDR
®
Gold MiniShares
SM
Trust
Notes to the Financial Statements
8.    Financial Highlights
The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the year ended September 30, 2019 and the fiscal period ended September 30, 2018. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended Sep-30, 2019	Fiscal Period Ended Sep-30, 2018

Net Asset Value

Net asset value per Share, beginning of period	$11.87	$12.60	(1)

Net investment income/(loss)	(0.02)	(0.01)

Net Realized and Change in Unrealized Gain/(Loss)	2.97	(0.72)

Net Income/(Loss)	2.95	(0.73)

Net asset value per Share, end of period	$14.82	$11.87

Market value per Share, beginning of period	$11.91	$12.59

Market value per Share, end of period	$14.70	$11.91

Ratio to average net assets

Net Investment loss (2)	(0.18)%	(0.18)%

Gross expenses (2)	0.18%	0.18%

Net expenses (2)	0.18%	0.18%

Total Return, at net asset value	24.85%	(5.79	)% (1) (3)

Total Return, at market value	23.43%	(5.40	)% (1) (3)

(1)	Shares began publicly trading on June 26, 2018; therefore, the Total Return, at net asset value and Total Return, at market value are based on the period of June 26, 2018 to September 30, 2018.
(2)	Percentages are annualized.
(3)	Percentages are not annualized.

Report of Independent Registered Public Accounting Firm
To the Sponsor, Trustee, and Shareholders
SPDR
®
Long Dollar Gold Trust:
Opinion on the Financial Statements
We have audited the accompanying statement of financial condition of SPDR
®
Long Dollar Gold Trust (GLDW), a series of World Gold Trust (the Trust), including the schedule of investments, as of September 30, 2018, the related statements of operations, cash flows, and changes in net assets for the year then ended and for the periods from January 27, 2017 (commencement of operations) to September 30, 2017 and from October 1, 2018 to July 14, 2019, the statement of net assets in liquidation as of September 12, 2019, the related statement of changes in net assets in liquidation for the period from July 15, 2019 to September 12, 2019, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of GLDW as of September 30, 2018, the results of its operations, its cash flows, and changes in its net assets for the year then ended and for the periods from January 27, 2017 to September 30, 2017 and from October 1, 2018 to July 14, 2019, the net assets in liquidation as of September 12, 2019, and changes in its net assets in liquidation for the period from July 15, 2019 to September 12, 2019, in conformity with U.S. generally accepted accounting principles applied on the bases described below.
Adoption of Liquidation Basis
As discussed in Note 1 to the financial statements, management of GLDW’s sponsor approved a plan of liquidation on July 15, 2019 and determined liquidation was imminent. As a result, GLDW has changed its basis of accounting for periods subsequent to July 14, 2019 from the going-concern basis to a liquidation basis.
Basis for Opinion
These financial statements are the responsibility of management of GLDW’s sponsor. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to GLDW in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. GLDW is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of GLDW’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management of GLDW’s sponsor, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Trust’s auditor since 2016.
New York, New York
December 10, 2019

SPDR
®
Long Dollar Gold Trust
Statement of Net Assets in Liquidation
at September 12, 2019

(Amounts in 000’s of US$)	Sept 12, 2019

ASSETS

Cash	$33,455

Total Assets	$33,455

LIABILITIES

Accounts payable to Sponsor	$3

Distribution payable	33,452

Total Liabilities	$33,455

Net Assets in Liquidation	$—

See notes to the financial statements.

SPDR
®
Long Dollar Gold Trust
Statement of Financial Condition
at September 30, 2018

(Amounts in 000’s of US$ except for share and per share data)	Sep-30, 2018

ASSETS

Investment in Gold, at fair value (cost $27,380 at September 30, 2018)	$26,042

Gold Delivery Agreement receivable	276

Total Assets	$26,318

LIABILITIES

Accounts payable to Sponsor	$8

Gold Delivery Agreement payable	1

Total Liabilities	$9

Net Assets	$26,309

Shares issued and outstanding (1)	230,000

Net asset value per Share	$114.39

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements.

SPDR
®
Long Dollar Gold Trust
Schedule of Investment
s

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
See notes to the financial statements.

SPDR
®
Long Dollar Gold Trust
Statement
s
 of Operations
For the period ended July 14, 2019, the year ended September 30, 2018 and the fiscal period ended September 30, 2017

(Amounts in 000’s of US$, except per share data)	Period Ended Jul-14, 2019 (1)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017 (2)

EXPENSES

Sponsor fees	$76	$65	$51

Gold Delivery Provider fees	39	33	26

Total expenses	115	98	77

Net investment loss	(115)	(98)	(77)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	4	3	3

Net realized gain/(loss) on Gold Delivery Agreement	1,119	635	(1,833)

Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	211	221	270

Net realized gain/(loss) from gold distributed for the redemption of shares	—	149	486

Net change in unrealized appreciation/(depreciation) on investment in gold	4,905	(2,152)	814

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	6,239	(1,144)	(260)

Net Income/(Loss)	$6,124	$(1,242)	$(337)

Net income/(loss) per share	$26.51	$(7.57)	$(1.80)

Weighted average number of shares (in 000’s)	231	164	187

(1)	Represents the period October 1, 2018 to July 14, 2019 prior to the adoption of liquidation basis of accounting.
(2)	Amounts are for the period January 27, 2017 (commencement of operations) to September 30, 2017.

See notes to the financial statements.

SPDR
®
Long Dollar Gold Trust
Statements of Cash Flows
For the period ended July 14, 2019, the year ended September 30, 2018 and the fiscal period ended September 30, 2017

(Amounts in 000’s of US$)	Period Ended Jul-14, 2019 (1)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017 (2)

INCREASE/DECREASE IN CASH FROM OPERATIONS:

Cash proceeds received from sales of gold	$81	$61	$47

Cash expenses paid	(81)	(61)	(47)

Increase/(Decrease) in cash resulting from operations	—	—	—

INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:

Cash proceeds from issuance of shares	—	—	1

Cash paid for repurchase of shares	—	—	(1)

Increase/(Decrease) in cash resulting from financing activities	—	—	—

Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of shares , net of gold receivable	$1,379	$15,571	$26,550

Value of gold distributed for redemption of shares	$—	$(2,393)	$(11,840)

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:

Value of Gold Delivery Agreement inflows	$7,212	$7,750	$4,635

Value of Gold Delivery Agreement outflows	$(5,921)	$(7,390)	$(6,439)

(Amounts in 000’s of US$)	Period Ended Jul-14, 2019 (1)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017 (2)

RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Loss/ (Loss)	$6,124	$(1,242)	$(337)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Gold paid for Gold Delivery Provider fees	39	33	26

Proceeds from sales of gold to pay expenses	81	61	47

Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(4)	(3)	(3)

Net realized (gain)/loss on Gold Delivery Agreement	(1,119)	(635)	1,833

Net realized (gain)/loss from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(211)	(221)	(270)

Net realized (gain)/loss from gold distributed for the redemption of shares	—	(149)	(486)

Net change in unrealized (appreciation)/depreciation on investment in gold	(4,905)	2,152	(814)

Increase/(Decrease) in accounts payable to Sponsor	(5)	4	4

Net cash provided by operating activities	$—	$—	$—

(1)	Represents the period October 1, 2018 to July 14, 2019 prior to the adoption of liquidation basis of accounting.
(2)	Amounts are for the period January 27, 2017 (commencement of operations) to September 30, 2017.
See notes to the financial statements.

SPDR
®
Long Dollar Gold Trust
Statement
s
of Changes in Net Assets
For the period ended July 14, 2019, the year ended September 30, 2018 and the fiscal period ended September 30, 2017

(Amounts in 000’s of US$)	Period Ended Jul-14, 2019 (1)	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017 (2)

Net Assets – Opening Balance	$26,309	$14,373	$—

Creations	3,210	15,571	26,550

Redemptions	—	(2,393)	(11,840)

Repurchase of Shares	—	—	(1)

Issuance of Shares	—	—	1

Net investment loss	(115)	(98)	(77)

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	4	3	3

Net realized gain/(loss) o n Gold Delivery Agreement	1,119	635	(1,833)

Net realized gain/(loss) from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	211	221	270

Net realized gain/(loss) from gold distributed for the redemption of shares	—	149	486

Net change in unrealized appreciation/(depreciation) on investment in gold	4,905	(2,152)	814

Net Assets – Closing Balance	$35,643	$26,309	$14,373

(1)	Represents the period October 1, 2018 to July 14, 2019 prior to the adoption of liquidation basis of accounting.

(2)	Amounts are for the period J anuary 2 7 , 201 7 (commencement of operations) to September 30, 201 7 .

See notes to the financial statements.

SPDR
®
Long Dollar Gold Trust
Statement of Changes in Net Assets in Liquidation
For the period from July 15, 2019 through September 12, 2019

(Amounts in 000’s of US$)	Period from Jul-15, 2019 through Sep-12, 2019

Net Assets in Liquidation – Opening Balance	$35,643

Creations	315

Redemptions	(5,680)

Distributions	(33,452)

Net investment loss	(28)

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	4

Net realized gain/(loss) from investment in gold sold to pay distributions	4,982

Net realized gain/(loss) from Gold Delivery Agreement	701

Net realized gain/(loss) from gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	229

Net realized gain/(loss) from gold distributed for the redemption of Shares	853

Net change in unrealized appreciation/(depreciation) on investment in gold	(3,567)

Net Assets in Liquidation – Closing Balance	$—

See notes to the financial statements.

SPDR
®
Long Dollar Gold Trust
Notes to the Financial Statements
1.    Organization
World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, one of which is operational as of September 30, 2019. The accompanying financial statements relate to the series SPDR
®
Long Dollar Gold Trust (“GLDW” or “Fund”), which commenced operations on January 27, 2017. The fiscal year-end
of GLDW is September 30.
On July 15, 2019, the Sponsor notified the NYSE Arca, Inc. (the “NYSE Arca”) that it had determined to voluntarily close GLDW, delist GLDW, liquidate GLDW’s shares and withdraw GLDW’s shares from registration under the Exchange Act. GLDW ceased accepting creation and redemption orders after September 6, 2019 and trading of GLDW’s shares on the NYSE Arca ceased at the open of market on September 10, 2019. The NYSE Arca filed a Form 25 with the Commission on September 11, 2019, and GLDW calculated its final net asset value on September 12, 2019.
The investment objective of GLDW was to track the performance of the Solactive GLD
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
BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM”), was the Administrator and Transfer Agent. BNYM served as the custodian of GLDW’s cash, if any. HSBC Bank plc (the “Custodian”) was responsible for custody of GLDW’s gold bullion. Merrill Lynch International was the Gold Delivery Provider. State Street Global Advisors Funds Distributors, LLC was the Marketing Agent. Solactive AG (the “Index Provider”) had licensed the Index to the Sponsor for use with GLDW.
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
2.    Significant Accounting Policies
The preparation of financial statements in liquidation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires those responsible for preparing financial statements to make estimates and assumptions, including the estimated liquidation values of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by GLDW.
2.1    Basis of Accounting
GLDW was an investment company within the scope of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, including

SPDR
®
Long Dollar Gold Trust
Notes to the Financial Statements
2.1    Basis of Accounting—(continued)
liquidation-basis adjustments required by Subtopic
205-30,
Liquidation Basis of Accounting;
and therefore applies the specialized accounting and reporting guidance therein. It wa
s not registered as an investment company under the Investment Company Act of 1940, as amended.
2.2    Basis of Presentation
The
se
financial statements are presented for GLDW individually.
Due to an ongoing review of market needs and shareholder feedback, the Sponsor approved a plan to liquidate GLDW in an orderly manner. As a result, liquidation became imminent, and GLDW adopted the liquidation basis of accounting, whereby assets are measured at the estimated amount of cash or other consideration that GLDW expected to collect in settling or disposing of the assets, and liabilities are measured at their estimated settlement amounts, including costs GLDW incurred through the end of its liquidation (liquidation value). These amounts were undiscounted and are recorded to the extent GLDW had a reasonable basis for estimation.
Under the plan of liquidation, GLDW planned to (1) sell its remaining investments, (2) collect any receivables as they became due, (3) use available cash to settle GLDW’s obligations, and (4) pay out distributions to the shareholders of GLDW. The Sponsor anticipated that the liquidation of GLDW would be completed on or about September 16, 2019.
Liabilities are generally recognized in accordance with the measurement and recognition provisions of GAAP applicable for going-concern entities. In addition, liabilities include estimated costs to dispose of assets or other items GLDW expects to sell during the course of liquidation.
2.3    Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments of sufficient credit quality with original maturity of three months or less.
2.4    Solactive GLD
®
Long USD Gold Index—Gold Delivery Agreement
Pursuant to the terms of the Gold Delivery Agreement, GLDW had entered into a transaction to deliver gold bullion to, or receive gold bullion from, Merrill Lynch International, as Gold Delivery Provider, each Business Day. The amount of gold bullion transferred essentially would be equivalent to GLDW’s profit or loss as if it had exchanged the Reference Currencies comprising the Index (“FX Basket”), in the proportion in which they are reflected in the Index, for USDs in an amount equal to its holdings of gold bullion on such day. In general, if there was a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increases), GLDW received gold bullion and if there was a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreases), GLDW delivered gold bullion. In this manner, the amount of gold bullion held was adjusted to reflect the daily change in the value of the Reference Currencies comprising the FX Basket against the USD. The Gold Delivery Agreement required gold bullion ounces, calculated pursuant to formulas contained in the Gold Delivery Agreement, to be delivered to the custody account of GLDW or the Gold Delivery Provider, as applicable. The fee that GLDW paid the Gold Delivery Provider for its services under the Gold Delivery Agreement was accrued daily and reflected in the calculation of the amount of gold bullion delivered pursuant to the Gold Delivery Agreement. The realized gain/loss from the Gold Delivery Agreement is disclosed on the Statement
s
of Operations, the Statement
s
of Changes in Net Assets, and the Statement of Changes in Net Assets in Liquidation.

SPDR
®
Long Dollar Gold Trust
Notes to the Financial Statements
2.4    Solactive GLD
®
Long USD Gold Index—Gold Delivery Agreement—(continued)
The Index was designed to represent the daily performance of a long position in physical gold, as represented by the LBMA Gold Price AM, and a short position in the basket of Reference Currencies with weightings determined by the FX Basket. The Reference Currencies and their respective weightings in the Index are as follows: Euro (EUR/USD) (57.6%), Japanese Yen (USD/JPY) (13.6%), British Pound Sterling (GBP/USD) (11.9%), Canadian Dollar (USD/CAD) (9.1%), Swedish Krona (USD/SEK) (4.2%), and Swiss Franc (USD/CHF) (3.6%).
The Gold Delivery Agreement with Merrill Lynch International has been terminated as of the date of this report.
2.5    Fair Value Measurement
U.S. GAAP defines fair value as the price a fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. GLDW’s policy wa
s
to value its investments at fair value.
Various inputs were used in determining the fair value of GLDW’s assets or liabilities. Inputs were based on independent market data (“observable inputs”) or internally developed (“unobservable inputs”). These inputs were categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy was based on the lowest level of any input that was significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy were as follows:
Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 –
Inputs other than quoted prices included within Level 1 that were observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that were not considered to be active, inputs other than quoted prices that were observable for the asset or liability and inputs that were derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 –	Inputs that were unobservable for the asset and liability, including a fund’s assumptions (if any) used in determining the fair value of investments.
The following table summarizes GLDW’s investments at fair value:

(Amounts in 000’s of US$) September 30, 2018	Level 1	Level 2	Level 3

Investment in Gold	$26,042	$—	$—

Gold Delivery Agreement	—	—	—

Total	$26,042	$—	$—

There were no transfers between Level 1 and other Levels for the year ended September 30, 2018.
The Administrator valued the gold held by GLDW on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. In determining the net asset value (“NAV”) of GLDW, the Administrator valued the gold held on the basis of the price of an ounce of gold determined by the IBA

SPDR
®
Long Dollar Gold Trust
Notes to the Financial Statements
2.5    Fair Value Measurement—(continued)
10:30 AM auction process (“LBMA Gold Price AM”), which is an electronic auction. The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculated the NAV of GLDW on each day the NYSE Arca was open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price AM was made on a particular evaluation day or if the LBMA Gold Price PM had not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM was used in the determination of the NAV of GLDW, unless the Administrator, in consultation with the Sponsor, determined that such price was inappropriate to use as the basis for such determination.
2.6    Custody of Gold
Gold bullion was held by HSBC Bank plc on behalf of GLDW. During the period ended September 12, 2019 and the year ended September 30, 2018, no gold was held by a subcustodian.
2.7     Gold Delivery Agreement Receivable and Gold Receivable
Gold Delivery Agreement receivable represented the quantity of gold due to be received under the Gold Delivery Agreement. The gold was transferred to GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date.
Gold receivable represented the quantity of gold covered by contractually binding orders for the creation of Shares where the gold had yet been transferred to GLDW’s account. Generally, ownership of the gold was transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2018

Gold Delivery Agreement receivable	$276

Gold Receivable	—
2.8     Gold Delivery Agreement Payable and Gold Payable
Gold Delivery Agreement payable represented the quantity of gold due to be delivered under the Gold Delivery Agreement. The gold was transferred from GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date.
Gold payable represented the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold had yet been transferred out of GLDW’s account. Generally, ownership of the gold was transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2018

Gold Delivery Agreement payable	$1

Gold Payable	—
2.9    Creations and Redemptions of Shares
GLDW created and redeemed Shares from time to time, but only in one or more Creation Units (a Creation Unit equals a block of 1,000 Shares

(as reduced from 10,000 Shares on December 14, 2018))
. It issued Shares in Creation Units to certain authorized participants (“Authorized Participants”) on an ongoing basis. The creation and redemption of Creation Units was only made in exchange for the delivery to or by the distribution from GLDW in the amount of gold and any cash represented by the Creation Units being created or redeemed. This amount was based on the combined net asset value of the number of Shares included in the Creation Units being created or redeemed determined on the day the order to create or redeem Creation Units is properly received.

SPDR
®
Long Dollar Gold Trust
Notes to the Financial Statements
2.9    Creations and Redemptions of Shares—(continued)
GLDW Shares commenced trading in January 2017. As the Shares were redeemable in Creation Units at the option of the Authorized Participants, GLDW classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the period from July 15, 2019 through September 12, 2019, the period ended July 14, 2019, the year ended September 30, 2018 and the fiscal period ended September 30, 2017 were:

(Amounts in 000’s)	Period from Jul-15, 2019 through Sep-12, 2019	Period Ended Jul-14, 2019	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017

Activity in Number of Shares Created and Redeemed:

Creations	2	23	130	220

Redemptions	(37)	—	(20)	(100)

Net change in Number of Shares Created and Redeemed	(35)	23	110	120

(Amounts in 000’s of US$)	Period from Jul-15, 2019 through Sep-12, 2019	Period Ended Jul-14, 2019	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017

Activity in Value of Shares Created and Redeemed:

Creations	$315	$3,210	$15,571	$26,550

Redemptions	(5,680)	—	(2,393)	(11,840)

Net change in Value of Shares Created and Redeemed	$(5,365)	$3,210	$13,178	$14,710

2.
10
    Income and Expense (Amounts in 000’s of US$)
The Administrator, at the direction of the Sponsor, sold GLDW’s gold as necessary to pay its expenses. When selling gold to pay expenses, the Administrator endeavored to sell the smallest amount of gold needed to pay expenses in order to minimize GLDW’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, to meet expenses the Administrator gave a sell order and sold gold to the Custodian at the next LBMA Gold Price AM following the sell order. A gain or loss was recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay Sponsor fees on the Statements of Operations and the Statement of Changes in Net Assets in Liquidation.
GLDW’s net realized and change in unrealized gain on investment in gold and Gold Delivery Agreement for the period ended July 14, 2019 of $6,239 is made up of a realized gain of $4 from the sale of gold to pay Sponsor fees, a realized gain of $1,119 from the Gold Delivery Agreement, a realized gain of $211 from gold transferred to cover the Gold Delivery Agreement and Gold Delivery Provider fees, and a change in unrealized appreciation of $4,905 on investment in gold.
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

F-4
3

SPDR
®
Long Dollar Gold Trust
Notes to the Financial Statements
2.
11
    Income Taxes
GLDW was classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it has not been subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the shareholders, and the Administrator reports GLDW’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.
The Sponsor evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 12, 2019 or September 30, 2018.
As of September 12, 2019, the 2018 and 2017 tax years remain open for examination. There were no examinations in progress at period end.
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

SPDR
®
Long Dollar Gold Trust
Notes to the Financial Statements
3.    Quarterly Statements of Operations
Period Ended July 14, 2019

	Three Months Ended (unaudited)
(Amounts in 000’s of US$)	Dec-31, 2018	Mar-31, 2019	Jun-30, 2019	Jul-14, 2019	Period Ended Jul-14, 2019

EXPENSES

Sponsor fees	$23	$24	$25	$4	$76

Gold Delivery Provider fees	12	12	13	2	39

Total expenses	35	36	38	6	115

Net investment loss	(35)	(36)	(38)	(6)	(115)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	(1)	2	2	1	4

Net realized gain/(loss) on Gold Delivery Agreement	523	452	(188)	332	1,119

Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	(21)	91	117	24	211

Net realized gain/(loss) from gold distributed for the redemption of shares	—	—	—	—	—

Net change in unrealized appreciation/(depreciation) from investment in gold	2,236	128	2,641	(100)	4,905

Net realized and change in unrealized gain/(loss) from investment in gold and Gold Delivery Agreement	2,737	673	2,572	257	6,239

Net Income/(Loss)	$2,702	$637	$2,534	$251	$6,124

Net income/(loss) per share	$11.75	$2.77	$10.97	$1.03	$26.51

Weighted average number of shares (in 000’s)	230	230	231	243	231

SPDR
®
Long Dollar Gold Trust
Notes to the Financial Statements
3.    Quarterly Statements of Operations—(continued)
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

4.    Related Parties—Sponsor
The Sponsor received an annual fee equal to 0.33% of the NAV of GLDW, calculated on a daily basis.
The Sponsor was responsible for the payment of all ordinary fees and expenses of GLDW, including but not limited to the following: fees charged by its Administrator, Custodian, Index Provider, Marketing Agent and Trustee; exchange listing fees; typical maintenance and transaction fees of The Depository Trust Company; SEC registration fees; printing and mailing costs; audit fees and expenses; and legal fees not in excess of $100,000 per annum and expenses and applicable license fees. The Sponsor was not, however, required to pay any extraordinary expenses incurred in the ordinary course of GLDW’s business as outlined in the Amended and Restated Sponsor Agreement between the Sponsor and the Trust.

SPDR
®
Long Dollar Gold Trust
Notes to the Financial Statements

5
.    GLDW Expenses
GLDW’s only ordinary recurring operating expense was the Sponsor’s annual fee of 0.33% of the NAV of GLDW and the Gold Delivery Provider’s annual fee of 0.17% of the NAV of GLDW, each of which accrued daily. The Sponsor’s fee was payable by GLDW monthly in arrears, while the Gold Delivery Provider’s fee was paid daily with gold bullion in-kind,
so that GLDW’s total annual expense ratio was equal 0.50% of daily net assets. Expenses paid by GLDW reduced the NAV of GLDW.
6.    Concentration of Risk
GLDW’s primary business activities were the investment in gold bullion, the transactions under the Gold Delivery Agreement, and the issuance and sale of Shares. Various factors could affect the price of gold including: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In the event that the price of gold declined, the value of an investment in the Shares declined proportionately.
7
.    Foreign Currency Risk
GLDW did not hold foreign currency, but was exposed to foreign currency risk as a result of its transactions under the Gold Delivery Agreement. Foreign currency exchange rates may fluctuate significantly over short periods of time and can be unpredictably affected by political developments or government intervention. The value of the Reference Currencies included in the FX Basket may be affected by several factors, including: monetary policies of central banks within the relevant foreign countries or markets; global or regional economic, political or financial events; inflation or interest rates of the relevant foreign countries and investor expectations concerning inflation or interest rates; and debt levels and trade deficits of the relevant foreign countries.
Currency exchange rates are influenced by the factors identified above and may also be influenced by, among other things: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, including by regulation, in order to influence rates directly. These events and actions are unpredictable. The resulting volatility in the Reference Currency exchange rates relative to the USD could have materially and adversely affected the value of the Shares.
8.    Counterparty Risk
If the Gold Delivery Provider failed to deliver gold pursuant to its obligations under the Gold Delivery Agreement, such failure would have had an adverse effect on GLDW in meeting its investment objective. Moreover, to the extent that the Gold Delivery Provider was unable to honor its obligations under the Agreement, such as due to bankruptcy or default under the Agreement or for any other reason, GLDW would need to find a new entity to act in the same capacity as the Gold Delivery Provider.

F-4
7

SPDR
®
Long Dollar Gold Trust
Notes to the Financial Statements
9
.    Derivative Contract Information
For the periods ended September 12, 2019 and July 14, 2019, the year ended September 30, 2018 and the fiscal period ended September 30, 2017, the effect of GLDW’s derivative contracts on the Statements of Changes in Net Assets in Liquidation and Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Period Ended Sep-12, 2019 (1)	Period Ended Jul-14, 2019	Year Ended Sep-30, 2018	Fiscal Period Ended Sep-30, 2017
(Amounts in 000’s of US$)

Currency Risk	Net Realized gain/(loss) on Gold Delivery Agreement	$701	$1,119	$635	$(1,833)

(1)	For the period from July 15, 2019 to September 12, 2019

The table below summarizes the average daily notional value of derivative contracts outstanding during the periods:

	Period Ended Sep-12 , 2019 (1)	Period Ended Jul-1 4, 2019	Year Ended Sep-30, 2018
(Amounts in 000’s of US$)

Average notional	$30,748	$29,480	$19,634

The notional value of the contract varies daily based on the value of gold held at the Custodian.

(1)	The Gold Delivery Agreement terminated with the liquidation of GLDW as of September 12, 2019.

At September 12, 2019 and September 30, 2018, GLDW’s
over-the-counter
(“OTC”) derivative assets and liabilities were as follows:

Gross Amounts of Assets and Liabilities Presented in the Statements of Financial Condition
	Assets (1)	Liabilities (1)
Derivatives

Gold Delivery Agreement	$—	$—

(1)	Absent an event of default or early termination, OTC derivative assets and liabilities are presented gross and not offset on the Statements of Financial Condition.

At September 30, 2018, GLDW’s OTC derivative assets, which may offset against its OTC derivative liabilities and collateral received from the counterparty, are as follows:

Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Received	Cash Collateral Received	Net Amount

Counterparty

Merrill Lynch International	$—	$—	$—	$—	$—

F-4
8

SPDR
®
Long Dollar Gold Trust
Notes to the Financial Statements

9.    Derivative Contract Information—(continued)
At September 30, 2018, GLDW’s OTC derivative liabilities, which may offset against its OTC derivative assets and collateral pledged from the counterparty, are as follows:

Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments Available for Offset	Financial Instruments Collateral Pledged	Cash Collateral Pledged	Net Amount

Counterparty

Merrill Lynch International	$—	$—	$—	$—	$—

10.    Indemnification
The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries were and will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith or willful misconduct. The Sponsor shall in no event be deemed to have assum
e
d or incurred any liability, duty, or obligation to any shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.
The Trustee and each of its officers, affiliates, directors, employees, and agents were and will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence. The Sponsor will not be liable to the Trust, the Trustee or any shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any gold bullion or other assets held in trust under Declaration of Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

F-4
9

SPDR
®
Long Dollar Gold Trust
Notes to the Financial Statements

11.    Financial Highlights
The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the period ended July 14, 2019 and the year ended September 30, 2018. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Period Ended Jul-14, 2019 (1)	Year Ended Sep-30, 2018

Net Asset Value

Net asset value per Share, beginning of period	$114.39	$119.77

Net investment income/(loss)	(0.50)	(0.60)

Net Realized and Change in Unrealized Gain / (Loss)	26.99	(4.78)

Net Income/(Loss)	26.49	(5.38)

Net asset value per Share, end of period	$140.88	$114.39

Market value per Share, beginning of period	$115.31	$118.89

Market value per Share, end of period	$141.66	$115.31

Ratio to average net assets
Net Investment loss (2)	(0.50)%	(0.50)%

Gross expenses (2)	0.50%	0.50%

Net expenses (2)	0.50%	0.50%

Total Return, at net asset value (3)	23.16%	(4.49)%

Total Return, at market value (3)	22.85%	(3.01)%

(1)	Represents the period October 1, 2018 to July 14, 2019 prior to the adoption of liquidation basis of accounting.

(2)	Percentages are annualized.

(3)	Percentages are not annualized.

12.    Subsequent Event
On September 16, 2019, a Post-Effective Amendment deregistering GLDW’s unsold shares was declared effective, and the final liquidation payments were made to all remaining shareholders.

F-