Form 10-Q
period 2019-12-31
World Gold Trust
filed 2020-02-07
CIK 1618181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended
December 31, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
As of February
5
, 2020 SPDR
®
Gold MiniShares
SM
Trust had
81,600,000
 shares outstanding.

WORLD GOLD TRUST

World Gold Trust
PART I—FINANCIAL INFORMATION:
Item 1.	Financial Statements (Unaudited)
Combined Statements of Financial Condition
at December 31, 2019 (unaudited) and September 30, 2019

(Amounts in 000’s of US$)	Dec-31, 2019	Sep-30, 2019
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $ 984,046 and $ 916,790 at December 31, 2019 and September 30, 2019, respectively)	$1,125,660	$1,036,032
Gold receivable	7,594	14,819

Total Assets	$1,133,254	$1,050,851

LIABILITIES
Accounts payable to Sponsor	$168	$148

Total Liabilities	$168	$148

Net Assets	$1,133,086	$1,050,703

See notes to the unaudited financial statements.

World Gold Trust
Combined Schedules of Investment
(All balances in 000’s except percentages)

December 31, 2019	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	739.1	$984,046	$1,125,660	99.34%

Total Investments		$984,046	$1,125,660	99.34%
Assets in excess of liabilities			7,426	0.66%

Net Assets			$1,133,086	100.00%

(All balances in 000’s except percentages)

September 30, 2019	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	697.5	$916,790	$1,036,032	98.60%

Total Investments		$916,790	$1,036,032	98.60%
Assets in excess of liabilities			14,671	1.40%

Net Assets			$1,050,703	100.00%

See notes to the
unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Operations
For the three months ended December 31, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2019	Three Months Ended Dec-31, 2018 (1)
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$497	$157
Gold Delivery Provider fees	—	12

Total expenses	497	169

Net investment loss	(497)	(169)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	48	(1)
Net realized gain/(loss) on Gold Delivery Agreement	—	523
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	—	(21)
Net realized gain/(loss) from gold distributed for the redemption of shares	4,685	—
Net change in unrealized appreciation/(depreciation) on investment in gold	22,372	24,740

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	27,105	25,241

Net Income/(Loss)	$26,608	$25,072

(1)	Amounts include SPDR ® Long Dollar Gold Trust which liquidated on September 16, 2019.

See notes to the unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Cash Flows
For the three months ended December 31, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2019	Three Months Ended Dec-31, 2018 (1)
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$477	$127
Cash expenses paid	(477)	(127)

Increase/(Decrease) in cash resulting from operations	—	—
INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of shares	—	—
Cash paid for repurchase of shares	—	—

Increase/(Decrease) in cash resulting from financing activities	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$112,796	$121,215

Value of gold distributed for redemption of shares - net of gold payable	$(49,796)	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows - net of Gold Delivery Agreement receivable	$—	$2,631

Value of Gold Delivery Agreement outflows - net of Gold Delivery Agreement payable	$—	$(1,997)

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2019	Three Months Ended Dec-31, 2018 (1)
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$26,608	$25,072
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gold paid for Gold Delivery Provider fees	—	12
Proceeds from sales of gold to pay expenses	477	127
Net realized (gain)/loss on investment in gold sold to pay Sponsor fees	(48)	1
Net realized (gain)/loss from Gold Delivery Agreement	—	(523)
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	—	21
Net realized (gain)/loss from gold distributed for the redemption of shares	(4,685)	—
Net change in unrealized (appreciation)/depreciation on investment in gold	(22,372)	(24,740)
Increase/(Decrease) in accounts payable to Sponsor	20	30

Net cash provided by operating activities	$—	$—

(1)	Amounts include SPDR ® Long Dollar Gold Trust which liquidated on September 16, 2019.
See notes to the unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Changes in Net Assets
For the three months ended December 31, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2019	Three Months Ended Dec-31, 2018 (1)
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$1,050,703	$255,337
Creations	105,571	145,544
Redemptions	(49,796)	—
Net investment loss	(497)	(169)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	48	(1)
Net realized gain/(loss) on Gold Delivery Agreement	—	523
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	—	(21)
Net realized gain/(loss) from gold distributed for the redemption of shares	4,685	—
Net change in unrealized appreciation/(depreciation) on investment in gold	22,372	24,740

Net Assets - Closing Balance	$1,133,086	$425,953

(1)	Amounts include SPDR ® Long Dollar Gold Trust which liquidated on September 16, 2019.

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Statements of Financial Condition
at December 31, 2019 (unaudited) and September 30, 2019

(Amounts in 000’s of US$ except for share and per share data)	Dec-31, 2019	Sep-30, 2019
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $ 984,046 and $ 916,790 at December 31, 2019 and September 30, 2019, respectively)	$1,125,660	$1,036,032
Gold receivable	7,594	14,819

Total Assets	$1,133,254	$1,050,851

LIABILITIES
Accounts payable to Sponsor	$168	$148

Total Liabilities	$168	$148

Net Assets	$1,133,086	$1,050,703

Shares issued and outstanding (1)	74,600,000	70,900,000
Net asset value per Share	$15.19	$14.82
(1)	Authorized share capital is unlimited and the par value of the Shares is $ 0.00 .
See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Schedules of Investment
(All balances in 000’s except percentages)

December 31, 2019	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	739.1	$984,046	$1,125,660	99.34%

Total Investment		$984,046	$1,125,660	99.34%
Assets in excess of liabilities			7,426	0.66%

Net Assets			$1,133,086	100.00%

(All balances in 000’s except percentages)

September 30, 2019	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	697.5	$916,790	$1,036,032	98.60%

Total Investment		$916,790	$1,036,032	98.60%
Assets in excess of liabilities			14,671	1.40%

Net Assets			$1,050,703	100.00%

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Operations
For the three months ended December 31, 2019 and 2018

(Amounts in 000’s of US$, except per share data)	Three Months Ended Dec-31, 2019	Three Months Ended Dec-31, 2018
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$497	$134

Total expenses	497	134

Net investment loss	(497)	(134)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	48	—
Net realized gain/(loss) from gold distributed for the redemption of shares	4,685	—
Net change in unrealized appreciation/(depreciation) on investment in gold	22,372	22,504

Net realized and change in unrealized gain/(loss) on investment in gold	27,105	22,504

Net Income/(Loss)	$26,608	$22,370

Net income/(loss) per share	$0.36	$0.92

Weighted average number of shares (in 000’s)	74,360	24,209

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Cash Flows
For the three months ended December 31, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2019	Three Months Ended Dec-31, 2018
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$477	$104
Cash expenses paid	(477)	(104)

Increase/(Decrease) in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$112,796	$121,215

Value of gold distributed for redemption of shares	$(49,796)	$—

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2019	Three Months Ended Dec-31, 2018
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$26,608	$22,370
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	477	104
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(48)	—
Net realized (gain)/loss from gold distributed for the redemption of shares	(4,685)	—
Net change in unrealized (appreciation)/depreciation on investment in gold	(22,372)	(22,504)
Increase/(Decrease) in accounts payable to Sponsor	20	30

Net cash provided by operating activities	$—	$—

See notes to the
unaudited
financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Changes in Net Assets
For the three months ended December 31, 2019 and 2018

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2019	Three Months Ended Dec-31, 2018
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$1,050,703	$229,028
Creations	105,571	145,544
Redemptions	(49,796)	—
Net investment loss	(497)	(134)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	48	—
Net realized gain/(loss) from gold distributed for the redemption of shares	4,685	—
Net change in unrealized appreciation/(depreciation) on investment in gold	22,372	22,504

Net Assets - Closing Balance	$1,133,086	$396,942

See notes to the
unaudited
financial statements.

WORLD GOLD TRUST
Notes to the Unaudited Financial Statements
1.	Organization
World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest. The beneficial interest in the Trust may be divided into one or more series. The Trust has established six
separate series, one of which is operational as of December 31, 2019. The accompanying financial statements relate to the one operational series, SPDR
®
Gold MiniShares
SM
Trust (“GLDM”), which began publicly trading on June 26, 2018. The fiscal year-end
of
both the Trust and

GLDM is September 30
th
.
The investment objective of GLDM is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses. GLDM’s only ordinary recurring expense is the Sponsor’s annual fee of
0.18
% of its net asset value (“NAV”). The Sponsor believes that, for many investors, the Shares represent a cost-effective investment in gold.
BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, (“BNYM”) is the administrator (the “Administrator”) and transfer agent. BNYM also serves as the custodian of GLDM’s cash, if any. ICBC Standard Bank Plc (the “Custodian”) is responsible for custody of GLDM’s gold. State Street Global Advisors Funds Distributors, LLC is the marketing agent (the “Marketing Agent”).
The Statement of Financial Condition and Schedule of Investment at December 31, 2019, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three months ended December 31, 2019 and 2018 have been prepared on behalf of GLDM without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2019 and for all periods presented have been made.
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form
10-K
for the fiscal year ended September 30, 2019. The results of operations for the three months ended December 31, 2019 are not necessarily indicative of the operating results for the full fiscal year.
The Trust had no operations with respect to GLDM’s Shares prior to June 26, 2018 other than matters relating to its organization and the registration of the offer and sale of GLDM’s Shares under the Securities Act of 1933, as amended.
SPDR
®
Long Dollar Gold Trust (“GLDW”) commenced operations on January 27, 2017 and on July 15, 2019, the Sponsor notified the NYSE Arca, Inc. (the “NYSE Arca”) that it had determined to voluntarily close GLDW, delist GLDW, liquidate GLDW’s shares and withdraw GLDW’s shares from registration under the Exchange Act. GLDW ceased accepting creation and redemption orders after September 6, 2019 and trading of GLDW’s shares on the NYSE Arca ceased at the open of market on September 10, 2019. The NYSE Arca filed a Form 25 with the Commission on September 11, 2019 and on September 16, 2019, a Post-Effective Amendment deregistering GLDW’s unsold shares was declared effective and the final liquidation payments were made. The financial statements of the Trust for the year ended September 30, 2019 include GLDW for the period up to its liquidation.
2.	Significant Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by GLDM and the Trust.
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
The financial statements are presented for the Trust, as the SEC registrant, combined with GLDM and GLDW, until its liquidation, and for GLDM individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to GLDM shall be enforceable only against the assets of GLDM and not against the assets of the Trust generally or any other series that the Trust may establish.
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
The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$) December 31, 2019	Level 1	Level 2	Level 3
Investment in Gold	$1,125,660	$—	$—

Total	$1,125,660	$—	$—

(Amounts in 000’s of US$) September 30, 2019	Level 1	Level 2	Level 3
Investment in Gold	$1,036,032	$—	$—

Total	$1,036,032	$—	$—

There were
no
transfers between Level 1 and other Levels for the period ended December 31, 2019 or for the year ended September 30, 2019.
The Administrator values the gold held by GLDM on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the London Bullion Market Association (“LBMA”). In determining the NAV of GLDM, the Administrator values the gold held on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”), which is an electronic auction. The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculates the NAV of GLDM on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM is used in the determination of the NAV of GLDM, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.
2.5	Custody of Gold
Gold is held by the Custodian on behalf of GLDM. During the three months ended December 31, 2019 and the year ended September 30, 2019, no
gold was held by a subcustodian.
2.6	Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2019	2019
Gold receivable	$7,594	$14,819
2.7	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2019	2019
Gold payable	$—	$—
2.8	Creations and Redemptions of Shares
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
As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Activity in the number of Shares created and redeemed for the three months ended December 31, 2019 and 2018 are as follows:

(Amounts are in 000’s)	Three Months Ended Dec-31, 2019	Three Months Ended Dec-31, 2018
Activity in Number of Shares Created and Redeemed:
Creations	7,100	11,700
Redemptions	(3,400)	(—)

Net change in Number of Shares Created and Redeemed	3,700	11,700

(Amounts in 000’s of US$ )	Three Months Ended Dec-31, 2019	Three Months Ended Dec-31, 2018
Activity in Value of Shares Created and Redeemed:
Creations	$105,571	$145,544
Redemptions	(49,796)	(—)

Net change in Value of Shares Created and Redeemed	$55,775	$145,544

2.9	Income and Expense (Amounts in 000’s of US$)
The Administrator will, at the direction of the Sponsor, sell GLDM’s gold as necessary to pay its expenses. When selling gold to pay expenses, the Administrator will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, the Administrator will give a sell order and sell gold to the Custodian at the LBMA Gold Price PM following the sell order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay Sponsor expenses on the Statement of Operations.
GLDM’s net realized and change in unrealized gain on investment in gold for the three months ended December 31, 2019 of $27,105 is made up of a realized gain of $48 from the sale of gold to pay Sponsor fees, a realized gain of $4,685 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $22,372 on investment in gold.
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

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no
reserves for uncertain tax positions are required as of December 31, 2019. As of December 31, 2019, the 2018 tax year remains open for examination. There were no
 examinations in progress at period end.

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
GLDM’s primary business activities are the investment in gold and the issuance and sale of Shares.
Various factors could affect the price of gold including: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, South Africa and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; (vi) other economic variables such as income growth, economic output, and monetary policies; and (vii) global or regional political, economic or financial events and situations. In addition, while gold is used to preserve wealth by investors around the world, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on GLDM’s financial position and results of operations.
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
The Trustee and each of its officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence. The Sponsor will not be liable to the Trust, the Trustee or any shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any gold or other assets held in trust under Declaration of Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.
7.	Financial Highlights
The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three months ended December 31, 2019 and 2018, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Dec-31, 2019	Three Months Ended Dec-31, 2018
Net Asset Value
Net asset value per Share, beginning of period	$14.82	$11.87

Net investment income/(loss)	(0.01)	(0.01)
Net Realized and Change in Unrealized Gain / (Loss)	0.38	0.94

Net Income/(Loss)	0.37	0.93

Net asset value per Share, end of period	$15.19	$12.80

Market value per Share, beginning of period	$14.70	$11.91

Market value per Share, end of period	$15.14	$12.82

Ratio to average net assets
Net Investment loss (1)	(0.18)%	(0.18)%

Gross expenses (1)	0.18%	0.18%

Net expenses (1)	0.18%	0.18%

Total Return, at net asset value (2)	2.50%	7.83%

Total Return, at market value (2)	2.99%	7.64%

(1)	Percentages are annualized.
(2)	Percentages are not annualized

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. This Quarterly Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future gold prices, gold bullion sales, foreign currencies (including the Reference Currencies), foreign currency exchange rates, costs, plans, or objectives are forward-looking statements based on our estimates, beliefs, assumptions and projections. Words such as “could,” “would,” “may,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” and “predict,” and variations on such words, and similar expressions that reflect our current views with respect to future events and fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Important factors that we believe could affect performance and cause results to differ materially from our expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form
10-K
for the fiscal year ended September 30, 2019, as updated from time to time in the Trust’s Securities and Exchange Commission filings.
Trust Overview
The World Gold Trust (the “Trust”) was formed as a Delaware statutory trust on August 27, 2014. The Trust consists of multiple series (each, a “Fund” and collectively, the “Funds”). Each Fund issues common units of beneficial interest that represent units of fractional undivided beneficial interest in and ownership of such Fund. The term of the Trust and each Fund is perpetual (unless terminated earlier in certain circumstances). The Trust was organized in separate series as a Delaware statutory trust rather than as separate statutory trusts to achieve certain administrative and other efficiencies. The Trust is sponsored by WGC USA Asset Management Company, LLC (the “Sponsor”).
The Trust established six separate series, of which only SPDR
®
Gold MiniShares
SM
Trust (“GLDM”) is operational as of December 31, 2019. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.
Gold is held by ICBC Standard Bank Plc (the “Custodian”) on behalf of GLDM.
Investing in the Shares does not insulate the investor from risks, including price volatility. The following chart illustrates the movement in the market price of the Shares and NAV of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since the day the Shares first began trading on the NYSE Arca:
Share price & NAV v. gold price – June 26, 2018 to December 31, 2019

Critical Accounting Policy
Valuation of Gold, Definition of NAV
GLDM values the investment in gold bullion at fair value. BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (the “Administrator”), will value any gold bullion held by GLDM on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited. In determining the NAV, the Administrator will value the gold bullion held by GLDM on the basis of the LBMA Gold Price PM. The Administrator will calculate the NAV on each day the NYSE Arca is open for regular trading, at the earlier LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price (AM or PM) is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. Gold held by GLDM is reported at fair value on the Statement of Financial Condition.
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
Results of Operations
In the three months ended December 31, 2019, 7,100,000 Shares (71 Creation Units) were created in exchange for 70,827.1 ounces of gold, 3,400,000 Shares (34 Creation Units) were redeemed in exchange for 33,911.7 ounces of gold and 323.9 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.
At December 31, 2019, the Custodian held 739,106.2 ounces of gold in its vault, 100% of which is allocated gold in the form of good delivery gold bars with a market value of $1,125,659,336 (cost — $984,046,112). Subcustodians did not hold any gold in their vaults on behalf of GLDM.
At September 30, 2019, the Custodian held 697,523.6 ounces of gold in its vault, 100% of which is allocated gold in the form of good delivery gold bars with a market value of $1,036,031,998 (cost — $916,789,900). Subcustodians did not hold any gold in their vaults on behalf of GLDM.

On September 19, 2019, Inspectorate International Limited concluded the annual full count of GLDM’s gold bullion held by the Custodian. On October 2, 2019, Inspectorate International Limited concluded reconciliation procedures from September 19, 2019 through September 30, 2019. The results can be found on www.spdrgoldshares.com.
Cash Resources and Liquidity
At December 31, 2019, GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to December 31, 2019.
Daily Gold Price – June 26, 2018 – December 31, 2019
LBMA Gold Price PM USD

The average, high, low and
end-of-period
gold prices for the three- and twelve-month periods from June 30, 2018 through December 31, 2019, based on the LBMA Gold Price PM were:

Period	Average	High	Date	Low	Date	End of Period	Last Day of Period

Three months to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	Jun 29, 2018	$1,250.45	Jun 29, 2018

Three months to September 30, 2018	$1,213.19	$1,262.05	Jul 9, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018

Three months to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 9, 2018	$1,281.65	Dec 31, 2018	(1)

Three months to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019

Three months to June 30, 2019	$1,309.39	$1,431.40	Jun 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	Jun 28, 2019

Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 4, 2019	$1,388.65	Jul 5, 2019	$1,485.30	Sep 30, 2019

Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019	(1)

Twelve months ended December 31, 2019	$1,392.60	$1,546.10	Sep 4, 2019	$1,269.50	Apr 23, 2019	$1,523.00	Dec 31, 2019	(1)

(1)	There was no LBMA Gold Price PM on the last business day of December 2019 or 2018. The LBMA Gold Price AM on the last business day of December 2019 and 2018 was $1,523.00 and $1,281.65, respectively. The Net Asset Value of GLDM on December 31, 2019 and 2018 was calculated using the LBMA Gold Price AM.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form
10-K
for the year ended September 30, 2019, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2019 Annual Report on Form
10-K.
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

Since GLDM commenced operations on June 26, 2018, and in the period from then to December 31, 2019, 81,900,000 Shares (819 Creation Units) were created in exchange for 818,002.2 ounces of gold and 7,300,000 Shares (73 Creation Units) were redeemed in exchange for 72,842.2 ounces of gold.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
10/01/19 to 10/31/19	—	—
11/01/19 to 11/30/19	—	—
12/01/19 to 12/31/19	3,400,000	.00997

Total	3,400,000	.00997

Item 3.	Defaults Upon Senior Securities

None.
Item 4.	Mine Safety Disclosures

Not applicable.
Item 5.	Other Information

None.
Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.1.1
Amendment No. 1 to the Fourth Amended and Restated Agreement and Declaration of Trust of World Gold Trust dated February 6, 2020 between WGC USA Asset Management Company, LLC, as sponsor, and Delaware Trust Company, as trustee.

31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019.

32.1
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019.

32.2
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended to December 31, 2019.

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

WGC USA Asset Management Company, LLC Sponsor of the World Gold Trust (Registrant)

By:	/s/ Joseph R. Cavatoni
Joseph R. Cavatoni
Principal Executive Officer

By:	/s/ Laura S. Melman
Laura S. Melman
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: February 7, 2020
*	The registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the registrant.