Form 10-Q
period 2020-03-31
World Gold Trust
filed 2020-05-08
CIK 1618181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2020
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
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
 12b-2
of the Exchange Act).    Yes
☐
    No  ☒
As of May
7
, 2020 SPDR
®
Gold MiniShares
SM
Trust had 122,500,000 shares outstanding.

WORLD GOLD TRUST

World Gold Trust
PART I—FINANCIAL INFORMATION:
Item 1.	Financial Statements (Unaudited)

Combined Statements of Financial Condition
at March 31, 2020 (unaudited) and September 30, 2019

(Amounts in 000’s of US$)	Mar-31, 2020	Sep-30, 2019
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $1,319,500 and $916,790 at March 31, 2020 and September 30, 2019, respectively)	$1,522,306	$1,036,032
Gold receivable	93,025	14,819

Total Assets	$1,615,331	$1,050,851

LIABILITIES
Accounts payable to Sponsor	$220	$148

Total Liabilities	$220	$148

Net Assets	$1,615,111	$1,050,703

See notes to the unaudited financial statements.

World Gold Trust
Combined Schedules of Investment
(All balances in 000’s except percentages)

March 31, 2020	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	946.1	$1,319,500	$1,522,306	94.25%

Total Investments		$1,319,500	$1,522,306	94.25%
Assets in excess of liabilities			92,805	5.75%

Net Assets			$1,615,111	100.00%

(All balances in 000’s except percentages)

September 30, 2019	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	697.5	$916,790	$1,036,032	98.60%

Total Investments		$916,790	$1,036,032	98.60%
Assets in excess of liabilities			14,671	1.40%

Net Assets			$1,050,703	100.00%

See notes to the
unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Operations
For the three and six months ended March 31, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2020	Three Months Ended Mar-31, 2019 (1)	Six Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2019 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$586	$274	$1,083	$431
Gold Delivery Provider fees	—	12	—	24

Total expenses	586	286	1,083	455

Net investment loss	(586)	(286)	(1,083)	(455)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	68	11	116	10
Net realized gain/(loss) on Gold Delivery Agreement	—	452	—	975
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	—	91	—	70
Net realized gain/(loss) from gold distributed for the redemption of shares	3,320	—	8,005	—
Net change in unrealized appreciation/(depreciation) on investment in gold	61,192	2,852	83,564	27,592

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	64,580	3,406	91,685	28,647

Net Income/(Loss)	$63,994	$3,120	$90,602	$28,192

(1)	Amounts include SPDR ® Long Dollar Gold Trust which liquidated on September 16, 2019.
See notes to the unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Cash Flows
For the three and six months ended March 31, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2020	Three Months Ended Mar-31, 2019 (1)	Six Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2019 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$534	$226	$1,011	$353
Cash expenses paid	(534)	(226)	(1,011)	(353)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of shares	—	—	—	—
Cash paid for repurchase of shares	—	—	—	—

Increase/(Decrease) in cash resulting from financing activities	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$370,394	$271,715	$483,190	$392,930

Value of gold distributed for redemption of shares - net of gold payable	$37,794	$—	$87,590	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows - net of Gold Delivery Agreement receivable	$—	$2,148	$—	$4,779

Value of Gold Delivery Agreement outflows - net of Gold Delivery Agreement payable	$—	$(1,957)	$—	$(3,954)

World Gold Trust
Unaudited Combined Statements of Cash Flows (continued)
For the three and six months ended March 31, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2020	Three Months Ended Mar-31, 2019 (1)	Six Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2019 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$63,994	$3,120	$90,602	$28,192
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gold paid for Gold Delivery Provider fees	—	12	—	24
Proceeds from sales of gold to pay expenses	534	226	1,011	353
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(68)	(11)	(116)	(10)
Net realized (gain)/loss on Gold Delivery Agreement	—	(452)	—	(975)
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	—	(91)	—	(70)
Net realized (gain)/loss from gold distributed for the redemption of shares	(3,320)	—	(8,005)	—
Net change in unrealized (appreciation)/depreciation on investment in gold	(61,192)	(2,852)	(83,564)	(27,592)
Increase/(Decrease) in accounts payable to Sponsor	52	48	72	78

Net cash provided by operating activities	$—	$—	$—	$—

(1)	Amounts include SPDR ® Long Dollar Gold Trust which liquidated on September 16, 2019.

See notes to the unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Changes in Net Assets
For the three and six months ended March 31, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2020	Three Months Ended Mar-31, 2019 (1)	Six Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2019 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$1,133,086	$425,953	$1,050,703	$255,337
Creations	455,825	247,386	561,396	392,930
Redemptions	(37,794)	—	(87,590)	—
Net investment loss	(586)	(286)	(1,083)	(455)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	68	11	116	10
Net realized gain/(loss) on Gold Delivery Agreement	—	452	—	975
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	—	91	—	70
Net realized gain/(loss) from gold distributed for the redemption of shares	3,320	—	8,005	—
Net change in unrealized appreciation/(depreciation) on investment in gold	61,192	2,852	83,564	27,592

Net Assets - Closing Balance	$1,615,111	$676,459	$1,615,111	$676,459

(1)	Amounts include SPDR ® Long Dollar Gold Trust which liquidated on September 16, 2019.
See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Statements of Financial Condition
at March 31, 2020 (unaudited) and September 30, 2019

(Amounts in 000’s of US$ except for share and per share data)	Mar-31, 2020	Sep-30, 2019
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $1,319,500 and $916,790 at March 31, 2020 and September 30, 2019, respectively)	$1,522,306	$1,036,032
Gold receivable	93,025	14,819

Total Assets	$1,615,331	$1,050,851

LIABILITIES
Accounts payable to Sponsor	$220	$148

Total Liabilities	$220	$148

Net Assets	$1,615,111	$1,050,703

Shares issued and outstanding (1)	100,700,000	70,900,000
Net asset value per Share	$16.04	$14.82
(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.
See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Schedules of Investment
(All balances in 000’s except percentages)

March 31, 2020	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	946.1	$1,319,500	$1,522,306	94.25%

Total Investment		$1,319,500	$1,522,306	94.25%
Assets in excess of liabilities			92,805	5.75%

Net Assets			$1,615,111	100.00%

(All balances in 000’s except percentages)

September 30, 2019	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	697.5	$916,790	$1,036,032	98.60%

Total Investment		$916,790	$1,036,032	98.60%
Assets in excess of liabilities			14,671	1.40%

Net Assets			$1,050,703	100.00%

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Operations
For the three and six months ended March 31, 2020 and 2019

(Amounts in 000’s of US$, except per share data)	Three Months Ended Mar-31, 2020	Three Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$586	$250	$1,083	$384

Total expenses	586	250	1,083	384

Net investment loss	(586)	(250)	(1,083)	(384)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	68	9	116	9
Net realized gain/(loss) from gold distributed for the redemption of shares	3,320	—	8,005	—
Net change in unrealized appreciation/(depreciation) on investment in gold	61,192	2,724	83,564	25,228

Net realized and change in unrealized gain/(loss) on investment in gold	64,580	2,733	91,685	25,237

Net Income/(Loss)	$63,994	$2,483	$90,602	$24,853

Net income/(loss) per share	$0.77	$0.06	$1.15	$0.74

Weighted average number of shares (in 000’s)	83,274	43,468	78,792	33,732

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Cash Flows
For the three and six months ended March 31, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2020	Three Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$534	$203	$1,011	$307
Cash expenses paid	(534)	(203)	(1,011)	(307)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares – net of gold receivable	$370,394	$271,715	$483,190	$392,930

Value of gold distributed for redemption of shares	$37,794	$—	$87,590	$—

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2020	Three Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$63,994	$2,483	$90,602	$24,853
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	534	203	1,011	307
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(68)	(9)	(116)	(9)
Net realized (gain)/loss from gold distributed for the redemption of shares	(3,320)	—	(8,005)	—
Net change in unrealized (appreciation)/depreciation on investment in gold	(61,192)	(2,724)	(83,564)	(25,228)
Increase/(Decrease) in accounts payable to Sponsor	52	47	72	77

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Changes in Net Assets
For the three and six months ended March 31, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2020	Three Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$1,133,086	$396,942	$1,050,703	$229,028
Creations	455,825	247,386	561,396	392,930
Redemptions	(37,794)	—	(87,590)	—
Net investment loss	(586)	(250)	(1,083)	(384)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	68	9	116	9
Net realized gain/(loss) from gold distributed for the redemption of shares	3,320	—	8,005	—
Net change in unrealized appreciation/(depreciation) on investment in gold	61,192	2,724	83,564	25,228

Net Assets - Closing Balance	$1,615,111	$646,811	$1,615,111	$646,811

See notes to the unaudited financial statements.

WORLD GOLD TRUST
Notes to the Unaudited Financial Statements
1.	Organization

World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”).

The Trust is authorized to issue an unlimited number of shares of beneficial interest. The beneficial interest in the Trust may be divided into one or more series. The Trust has established six
separate series, one of which is operational as of March
31
,
2020
. The accompanying financial statements relate to the one operational series, SPDR
®
Gold MiniShares
SM
Trust (“GLDM”), which began publicly trading on June
26
,
2018
. The fiscal
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
BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, (“BNYM”) is the administrator (the “Administrator”) and transfer agent of the Trust BNYM also serves as the custodian of GLDM’s cash, if any. ICBC Standard Bank Plc (the “Custodian”) is responsible for custody of GLDM’s gold. State Street Global Advisors Funds Distributors, LLC is the marketing agent (the “Marketing Agent”).
The Statements of Financial Condition and Schedules of Investment at March 31, 2020, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three and six months ended March 31, 2020 and 2019 have been prepared on behalf of GLDM without audit. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2020 and for all periods presented have been made.
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form
10-K
for the fiscal year ended September 30, 2019. The results of operations for the three and six months ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year.
The Trust had no operations with respect to GLDM’s Shares prior to June 26, 2018 other than matters relating to its organization and the registration of the offer and sale of GLDM’s Shares under the Securities Act of 1933, as amended.
SPDR
®
Long Dollar Gold Trust (“GLDW”) commenced operations on January 27, 2017 and on July 15, 2019, the Sponsor notified the NYSE Arca, Inc. (the “NYSE Arca”) that it had determined to voluntarily close GLDW, delist GLDW, liquidate GLDW’s shares and withdraw GLDW’s shares from registration under the Securities Exchange Act of 1934. GLDW ceased accepting creation and redemption orders after September 6, 2019 and trading of GLDW’s shares on the NYSE Arca ceased at the open of market on September 10, 2019. The NYSE Arca filed a Form 25 with the Commission on September 11, 2019 and on September 16, 2019, a Post-Effective Amendment deregistering GLDW’s unsold shares was declared effective and the final liquidation payments were made. The financial statements of the Trust for the year ended September 30, 2019 include GLDW for the period up to its liquidation.

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
These financial statements present the financial condition, results of operations and cash flows of the Trust combined with its operating series and GLDM separately. For the periods presented, there were no balances or activity for the Trust and the footnotes accordingly relate to GLDM, unless stated otherwise.
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

The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$) March 31, 2020	Level 1	Level 2	Level 3
Investment in Gold	$1,522,306	$—	$—

Total	$1,522,306	$—	$—

(Amounts in 000’s of US$) September 30, 2019	Level 1	Level 2	Level 3
Investment in Gold	$1,036,032	$—	$—

Total	$1,036,032	$—	$—

There were no transfers between Level 1 and other Levels
in
the period ended March 31, 2020 or for the year ended September 30, 2019.
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
Gold is held by the Custodian on behalf of GLDM. During the six months ended March 31, 2020 and the year ended September 30, 2019, no gold was held by a subcustodian.
2.6	Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2020	2019
Gold receivable	$93,025	$14,819
2.7	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2020	2019
Gold payable	$—	$—

2.8	Creations and Redemptions of Shares
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
As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Activity in the number of Shares created and redeemed for the six months ended March 31, 2020 and 2019 are as follows:

(Amounts are in 000’s)	Six Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2019
Activity in Number of Shares Created and Redeemed:
Creations	35,700	30,700
Redemptions	(5,900)	—

Net change in Number of Shares Created and Redeemed	29,800	30,700

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2019
Activity in Value of Shares Created and Redeemed:
Creations	$561,396	$392,930
Redemptions	(87,590)	—

Net change in Value of Shares Created and Redeemed	$473,806	$392,930

2.9	Income and Expense (Amounts in 000’s of US$)
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
GLDM’s net realized and change in unrealized gain on investment in gold for the six months ended March 31, 2020 of $91,685 is made up of a realized gain of $116 from the sale of gold to pay Sponsor fees, a realized gain of $8,005 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $83,564 on investment in gold.
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
The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2020. As of March 31, 2020, the 2019 and 2018 tax years remain open for examination. There were no examinations in progress at period end.
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
The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three and six months ended March 31, 2020 and 2019, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Mar-31, 2020	Three Months Ended Mar-31, 2019	Six Months Ended Mar-31, 2020	Six Months Ended Mar-31, 2019
Net Asset Value
Net asset value per Share, beginning of period	$15.19	$12.80	$14.82	$11.87

Net investment income/(loss)	(0.01)	(0.01)	(0.01)	(0.01)
Net Realized and Change in Unrealized Gain/(Loss)	0.86	0.15	1.23	1.08

Net Income/(Loss)	0.85	0.14	1.22	1.07

Net asset value per Share, end of period	$16.04	$12.94	$16.04	$12.94

Market value per Share, beginning of period	$15.14	$12.82	$14.70	$11.91

Market value per Share, end of period	$15.72	$12.91	$15.72	$12.91

Ratio to average net assets Net Investment loss (1)	(0.18)%	(0.18)%	(0.18)%	(0.18)%

Gross expenses (1)	0.18%	0.18%	0.18%	0.18%

Net expenses (1)	0.18%	0.18%	0.18%	0.18%

Total Return, at net asset value (2)	5.60%	1.09%	8.23%	9.01%

Total Return, at market value (2)	3.83%	0.70%	6.94%	8.40%

(1)	Percentages are annualized.
(2)	Percentages are not annualized

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. This Quarterly Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future gold prices, gold bullion sales, foreign currencies (including the Reference Currencies), foreign currency exchange rates, costs, plans, or objectives are forward-looking statements based on our estimates, beliefs, assumptions and projections. Words such as “could,” “would,” “may,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” and “predict,” and variations on such words, and similar expressions that reflect our current views with respect to future events and fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Important factors that we believe could affect performance and cause results to differ materially from our expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form
10-K
for the fiscal year ended September 30, 2019, as updated from time to time in World Gold Trust’s Securities and Exchange Commission filings.
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
The Trust established six separate series, of which only SPDR
®
Gold MiniShares
SM
Trust (“GLDM”) is operational as of March 31, 2020. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.
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
Share price & NAV v. gold price - June 26, 2018 to March 31, 2020

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
Once the value of the gold has been determined, the Administrator subtracts all estimated accrued fees, expenses and other liabilities of GLDM from the total value of the gold and all other assets of GLDM. The resulting figure is the NAV. The NAV is used to compute the Sponsor’s fee. The Administrator determines the NAV per Share by dividing the NAV of GLDM by the number of Shares outstanding as of the close of trading on NYSE Arca.
Recent Developments
GLDM as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, including the ongoing novel coronavirus pandemic (the
“COVID-19
pandemic”).
Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Sponsor and its service providers to operate. The
COVID-19
pandemic or a similar public health threat could adversely impact GLDM by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The
COVID-19
pandemic has had and will likely continue to have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets.
Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market generally, and could specifically increase volatility in the market for gold, which could adversely affect the price of the Shares. The outbreak could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. The duration of the outbreak and its effects cannot be determined with any reasonable amount of certainty. A prolonged outbreak could result in an increase of the costs of GLDM, affect liquidity in the market for gold as well as the correlation between the price of the Shares and the net asset value of GLDM, any of which could adversely and materially affect the value of your Shares. The outbreak could impair information technology and other operational systems upon which GLDM’s service providers, including the Sponsor, the Administrator and the Custodian, rely, and could otherwise disrupt the ability of employees of GLDM’s service providers to perform essential tasks on behalf of GLDM. To date, the impact of
COVID-19
has not materially affected the operations of GLDM.
Results of Operations
In the three months ended March 31, 2020, 28,600,000 Shares (286 Creation Units) were created in exchange for 285,139.5 ounces of gold, 2,500,000 Shares (25 Creation Units) were redeemed in exchange for 24,923.3 ounces of gold and 342.8 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.
At March 31, 2020, the Custodian held 946,148.7 ounces of gold in its vault, 100% of which is allocated gold in the form of good delivery gold bars with a market value of $1,522,305,920 (cost — $1,319,499,591). Subcustodians did not hold any gold in their vaults on behalf of GLDM.
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
Cash Resources and Liquidity
At March 31, 2020, GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.
The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to March 31, 2020.
LBMA Gold Price PM USD

The average, high, low and
end-of-period
gold prices for the three and twelve-month periods from June 30, 2018 through March 31, 2020, based on the LBMA Gold Price PM were:

Period	Average	High	Date	Low	Date	End of Period	Last Day of Period
Three months to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	Jun 29, 2018	$1,250.45	Jun 29, 2018
Three months to September 30, 2018	$1,213.19	$1,262.05	Jul 9, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Three months to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 9, 2018	$1,281.65	Dec 31, 2018	(1)
Three months to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019
Three months to June 30, 2019	$1,309.39	$1,431.40	Jun 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	Jun 28, 2019
Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 4, 2019	$1,388.65	Jul 5, 2019	$1,485.30	Sep 30, 2019
Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019	(1)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020

Twelve months ended March 31, 2019	$1,262.09	$1,351.45	Apr 18, 2018	$1,178.40	Aug 17, 2018	$1,295.40	Mar 29, 2019
Twelve months ended March 31, 2020	$1,463.10	$1,683.65	Mar 6, 2020	$1,269.50	Apr 23, 2019	$1,608.95	Mar 31, 2020

(1)	There was no LBMA Gold Price PM on the last business day of December 2019 or 2018. The LBMA Gold Price AM on the last business day of December 2019 and 2018 was $1,523.00 and $1,281.65, respectively. The Net Asset Value of GLDM on December 31, 2019 and 2018 was calculated using the LBMA Gold Price AM.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form
10-K
for the year ended September 30, 2019, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2019 Annual Report on Form
 10-K,
except for the following:
GLDM as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, including the ongoing novel coronavirus pandemic (the
“COVID-19
pandemic”).
Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Sponsor and its service providers to operate. The
COVID-19
pandemic or a similar public health threat could adversely impact GLDM by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The
COVID-19
pandemic has had and will likely continue to have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets.
Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market generally, and could specifically increase volatility in the market for gold, which could adversely affect the price of the Shares. The outbreak could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. The duration of the outbreak and its effects cannot be determined with any reasonable amount of certainty. A prolonged outbreak could result in an increase of the costs of GLDM, affect liquidity in the market for gold as well as the correlation between the price of the Shares and the net asset value of GLDM, any of which could adversely and materially affect the value of your Shares. The outbreak could impair information technology and other operational systems upon which GLDM’s service providers, including the Sponsor, the Administrator and the Custodian, rely, and could otherwise disrupt the ability of employees of GLDM’s service providers to perform essential tasks on behalf of GLDM. To date, the impact of
COVID-19
has not materially affected the operations of GLDM.
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

Since GLDM commenced operations on June 26, 2018, and in the period from then to March 31, 2020, 110,500,000 Shares (1,105 Creation Units) were created in exchange for 1,103,141.7 ounces of gold and 9,800,000 Shares (98 Creation Units) were redeemed in exchange for 97,765.5 ounces of gold.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
01/01/20 to 01/31/20	—	—
02/01/20 to 02/29/20	—	—
03/01/20 to 03/31/20	2,500,000	.00997

Total	2,500,000	.00997

Item 3.	Defaults Upon Senior Securities

None.
Item 4.	Mine Safety Disclosures

Not applicable.
Item 5.	Other Information

None.
Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

32.2
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended to March 31, 2020.

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

Date: May 8, 2020
*	The registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the registrant.