Form 10-Q
period 2020-06-30
World Gold Trust
filed 2020-08-10
CIK 1618181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2020
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
of the Exchange Act).    Yes
☐
    No  ☒
As of August
6
, 2020 SPDR
®
Gold MiniShares
SM
Trust had

172,300,000

shares outstanding.

WORLD GOLD TRUST

World Gold Trust
PART I—FINANCIAL INFORMATION:
Item 1.	Financial Statements (Unaudited)
Combined Statements of Financial Condition
at June 30, 2020 (unaudited) and September 30, 2019

(Amounts in 000’s of US$)	Jun-30, 2020	Sep-30, 2019
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $2,150,928 and $916,790 at June 30, 2020 and September 30, 2019, respectively)	$2,521,429	$1,036,032
Gold receivable	—	14,819

Total Assets	$2,521,429	$1,050,851

LIABILITIES
Accounts payable to Sponsor	$342	$148

Total Liabilities	$342	$148

Net Assets	$2,521,087	$1,050,703

See notes to the unaudited financial statements.

World Gold Trust
Combined Schedules of Investment

(All balances in 000’s except percentages)
June 30, 2020	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	1,426.1	$2,150,928	$2,521,429	100.01%

Total Investments		$2,150,928	$2,521,429	100.01%
Liabilities in excess of other assets			(342)	(0.01)%

Net Assets			$2,521,087	100.00%

(All balances in 000’s except percentages)
September 30, 2019	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	697.5	$916,790	$1,036,032	98.60%

Total Investments		$916,790	$1,036,032	98.60%
Other assets in excess of liabilities			14,671	1.40%

Net Assets			$1,050,703	100.00%

See notes to the
unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Operations
For the three and nine months ended June 30, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2020	Three Months Ended Jun-30, 2019 (1)	Nine Months Ended Jun-30, 2020	Nine Months Ended Jun-30, 2019 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$946	$330	$2,029	$761
Gold Delivery Provider fees	—	13	—	37

Total expenses	946	343	2,029	798

Net investment loss	(946)	(343)	(2,029)	(798)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	116	11	232	21
Net realized gain/(loss) on Gold Delivery Agreement	—	(188)	—	787
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	—	117	—	187
Net realized gain/(loss) from gold distributed for the redemption of shares	24,743	975	32,748	975
Net change in unrealized appreciation/(depreciation) on investment in gold	167,695	63,435	251,259	91,027

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	192,554	64,350	284,239	92,997

Net Income/(Loss)	$191,608	$64,007	$282,210	$92,199

(1)	Amounts include SPDR ® Long Dollar Gold Trust which liquidated on September 16, 2019.
See notes to the unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Cash Flows
For the three and nine months ended June 30, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2020	Three Months Ended Jun-30, 2019 (1)	Nine Months Ended Jun-30, 2020	Nine Months Ended Jun-30, 2019 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$824	$318	$1,835	$671
Cash expenses paid	(824)	(318)	(1,835)	(671)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of gold receivable	$981,747	$109,808	$1,464,937	$502,738

Value of gold distributed for redemption of shares - net of gold payable	$174,354	$(24,883)	$261,944	$(24,883)

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Value of Gold Delivery Agreement inflows - net of Gold Delivery Agreement receivable	$—	$1,913	$—	$6,692

Value of Gold Delivery Agreement outflows - net of Gold Delivery Agreement payable	$—	$(1,911)	$—	$(5,865)

World Gold Trust
Unaudited Combined Statements of Cash Flows (continued)
For the three and nine months ended June 30, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2020	Three Months Ended Jun-30, 2019 (1)	Nine Months Ended Jun-30, 2020	Nine Months Ended Jun-30, 2019 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$191,608	$64,007	$282,210	$92,199
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gold paid for Gold Delivery Provider fees	—	13	—	37
Proceeds from sales of gold to pay expenses	824	318	1,835	671
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(116)	(11)	(232)	(21)
Net realized (gain)/loss on Gold Delivery Agreement	—	188	—	(787)
Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	—	(117)	—	(187)
Net realized (gain)/loss from gold distributed for the redemption of shares	(24,743)	(975)	(32,748)	(975)
Net change in unrealized (appreciation)/depreciation on investment in gold	(167,695)	(63,435)	(251,259)	(91,027)
Increase/(Decrease) in accounts payable to Sponsor	122	12	194	90

Net cash provided by operating activities	$—	$—	$—	$—

(1)	Amounts include SPDR ® Long Dollar Gold Trust which was liquidated on September 16, 2019.
See notes to the unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Changes in Net Assets
For the three and nine months ended June 30, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2020	Three Months Ended Jun-30, 2019 (1)	Nine Months Ended Jun-30, 2020	Nine Months Ended Jun-30, 2019 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$1,615,111	$676,459	$1,050,703	$255,337
Creations	888,722	109,808	1,450,118	502,738
Redemptions	(174,354)	(24,883)	(261,944)	(24,883)
Net investment loss	(946)	(343)	(2,029)	(798)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	116	11	232	21
Net realized gain/(loss) on Gold Delivery Agreement	—	(188)	—	787
Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	—	117	—	187
Net realized gain/(loss) from gold distributed for the redemption of shares	24,743	975	32,748	975
Net change in unrealized appreciation/(depreciation) on investment in gold	167,695	63,435	251,259	91,027

Net Assets - Closing Balance	$2,521,087	$825,391	$2,521,087	$825,391

(1)	Amounts include SPDR ® Long Dollar Gold Trust which was liquidated on September 16, 2019.
See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Statements of Financial Condition
at June 30, 2020 (unaudited) and September 30, 2019

(Amounts in 000’s of US$ except for share and per share data)	Jun-30, 2020	Sep-30, 2019
	(unaudited)
ASSETS
Investment in Gold, at fair value (cost $2,150,928 and $916,790 at June 30, 2020 and September 30, 2019, respectively)	$2,521,429	$1,036,032
Gold receivable	—	14,819

Total Assets	$2,521,429	$1,050,851

LIABILITIES
Accounts payable to Sponsor	$342	$148

Total Liabilities	$342	$148

Net Assets	$2,521,087	$1,050,703

Shares issued and outstanding(1)	143,100,000	70,900,000
Net asset value per Share	$17.62	$14.82
(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.
See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Schedules of Investment

(All balances in 000’s except percentages)
June 30, 2020	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	1,426.1	$2,150,928	$2,521,429	100.01%

Total Investment		$2,150,928	$2,521,429	100.01%
Liabilities in excess of other assets			(342)	(0.01)%

Net Assets			$2,521,087	100.00%

(All balances in 000’s except percentages)
September 30, 2019	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	697.5	$916,790	$1,036,032	98.60%

Total Investment		$916,790	$1,036,032	98.60%
Other assets in excess of liabilities			14,671	1.40%

Net Assets			$1,050,703	100.00%

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Operations
For the three and nine months ended June 30, 2020 and 2019

(Amounts in 000’s of US$, except per share data)	Three Months Ended Jun-30, 2020	Three Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2020	Nine Months Ended Jun-30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$946	$305	$2,029	$689

Total expenses	946	305	2,029	689

Net investment loss	(946)	(305)	(2,029)	(689)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	116	9	232	18
Net realized gain/(loss) from gold distributed for the redemption of shares	24,743	975	32,748	975
Net change in unrealized appreciation/(depreciation) on investment in gold	167,695	60,794	251,259	86,022

Net realized and change in unrealized gain/(loss) on investment in gold	192,554	61,778	284,239	87,015

Net Income/(Loss)	$191,608	$61,473	$282,210	$86,326

Net income/(loss) per share	$1.54	$1.18	$3.01	$2.17

Weighted average number of shares (in 000’s)	124,313	52,049	93,911	39,838

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Cash Flows
For the three and nine months ended June 30, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2020	Three Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2020	Nine Months Ended Jun-30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$824	$293	$1,835	$600
Cash expenses paid	(824)	(293)	(1,835)	(600)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares – net of gold receivable	$981,747	$108,429	$1,464,937	$501,359

Value of gold distributed for redemption of shares	$174,354	$(24,883)	$(261,944)	$(24,883)

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2020	Three Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2020	Nine Months Ended Jun-30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$191,608	$61,473	$282,210	$86,326
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Proceeds from sales of gold to pay expenses	824	293	1,835	600
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(116)	(9)	(232)	(18)
Net realized (gain)/loss from gold distributed for the redemption of shares	(24,743)	(975)	(32,748)	(975)
Net change in unrealized (appreciation)/depreciation on investment in gold	(167,695)	(60,794)	(251,259)	(86,022)
Increase/(Decrease) in accounts payable to Sponsor	122	12	194	89

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Changes in Net Assets
For the three and nine months ended June 30, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2020	Three Months Ended Jun-30, 2019	Nine Months Ended Jun-30, 2020	Nine Months Ended Jun-30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$1,615,111	$646,811	$1,050,703	$229,028
Creations	888,722	108,429	1,450,118	501,359
Redemptions	(174,354)	(24,883)	(261,944)	(24,883)
Net investment loss	(946)	(305)	(2,029)	(689)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	116	9	232	18
Net realized gain/(loss) from gold distributed for the redemption of shares	24,743	975	32,748	975
Net change in unrealized appreciation/(depreciation) on investment in gold	167,695	60,794	251,259	86,022

Net Assets - Closing Balance	$2,521,087	$791,830	$2,521,087	$791,830

See notes to the unaudited financial statements.

WORLD GOLD TRUST
Notes to the Unaudited Financial Statements
1.	Organization
The
World Gold Trust (the “Trust
”)
 was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest. The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, one of which is operational as of June 30, 2020. The accompanying financial statements relate to the one operational series, SPDR
®
Gold MiniShares
SM
Trust (“GLDM”), which began publicly trading on June 26, 2018. The fiscal year-end
of both the Trust and GLDM is September 30
th
.
The investment objective of GLDM is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses. GLDM’s only ordinary recurring expense is the Sponsor’s annual fee of 0.18% of its net asset value (“NAV”). The Sponsor believes that, for many investors, the Shares represent a cost-effective investment in gold.
BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, (“BNYM”) is the administrator (the “Administrator”) and transfer agent of the Trust. BNYM also serves as the custodian of GLDM’s cash, if any. ICBC Standard Bank Plc (the “Custodian”) is responsible for custody of GLDM’s gold. State Street Global Advisors Funds Distributors, LLC is the marketing agent (the “Marketing Agent”).
The Statements of Financial Condition and Schedules of Investment at June 30, 2020, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three and nine months ended June 30, 2020 and 2019 have been prepared without audit. The Statements of Operations, Changes in Net Assets and Cash Flows for the Trust for the three and nine months ended June 30, 2019 include the operations of SPDR® Long Dollar Gold Trust (“GLDW”).
In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2020 and for all periods presented have been made.
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form
10-K
for the fiscal year ended September 30, 2019. The results of operations for the three and nine months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year.
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

Prior to terminating the Gold Delivery Agreement with Merrill Lynch International (the “Gold Delivery Provider”), GLDW entered into a transaction on each Business Day to deliver gold bullion to, or receive gold bullion from the Gold Delivery Provider. The amount of gold bullion transferred was equivalent to GLDW’s profit or loss as if it had exchanged the Euro, Japanese Yen, British Pound Sterling, Canadian Dollar, Swedish Krona, and Swiss Franc (together, the “Reference Currencies”) comprising the Solactive GLD® Long USD Gold Index (“FX Basket”), in the proportion in which they were reflected in the Solactive GLD® Long USD Gold

Index, for USDs in an amount equal to its holdings of gold bullion on such day. In general, if there was a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increased), GLDW received gold bullion and if there was a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreased), GLDW delivered gold bullion. In this manner, the amount of gold bullion held was adjusted to reflect the daily change in the value of the Reference Currencies comprising the FX Basket against the USD. The Gold Delivery Agreement required gold bullion ounces, calculated pursuant to formulas contained in the Gold Delivery Agreement, to be delivered to the custody account of GLDW or the Gold Delivery Provider, as applicable. The fee that GLDW paid the Gold Delivery Provider for its services under the Gold Delivery Agreement was accrued daily and reflected in the calculation of the amount of gold bullion delivered pursuant to the Gold Delivery Agreement. The realized gain/loss from the Gold Delivery Agreement is disclosed in the Statements of Operations, Changes in Net Assets, and Cash Flows for the Trust for the three and nine months ended June 30, 2019. The Combined Statements of Financial Condition and Schedules of Investment of the Trust for the year ended September 30, 2019 include the operations of GLDW up to its liquidation.

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
For accounting purposes,

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
are
 enforceable only against the assets of GLDM and not against the assets of the Trust generally or any other series that the Trust may establish.
2.3	Cash and Cash Equivalents
Cash and cash equivalents
 when outstanding
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

The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$) June 30, 2020	Level 1	Level 2	Level 3
Investment in Gold	$2,521,429	$—	$—

Total	$2,521,429	$—	$—

(Amounts in 000’s of US$) September 30, 2019	Level 1	Level 2	Level 3
Investment in Gold	$1,036,032	$—	$—

Total	$1,036,032	$—	$—

There were no transfers between Level 1 and other Levels in the period ended June 30, 2020 or for the year ended September 30, 2019.
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
Gold is held by the Custodian on behalf of GLDM. During the nine months ended June 30, 2020 and the year ended September 30, 2019, no gold was held by a subcustodian.

2.6	Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Jun-30,	Sep-30,
(Amounts in 000’s of US$)	2020	2019
Gold receivable	$—	$14,819

2.7	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Jun-30,	Sep-30,
(Amounts in 000’s of US$)	2020	2019
Gold payable	$—	$—

2.8	Creations and Redemptions of Shares
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
As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Activity in the number of Shares created and redeemed for the nine months ended June 30, 2020 and 2019 are as follows:

	Nine Months Ended	Nine Months Ended

(Amounts are in 000’s)	Jun-30, 2020	Jun-30, 2019
Activity in Number of Shares Created and Redeemed:
Creations	88,400	38,900
Redemptions	(16,200)	(1,900)

Net change in Number of Shares Created and Redeemed	72,200	37,000

	Nine Months Ended	Nine Months Ended

(Amounts in 000’s of US$)	Jun-30, 2020	Jun-30, 2019
Activity in Value of Shares Created and Redeemed:
Creations	$1,450,118	$501,359
Redemptions	(261,944)	(24,883)

Net change in Value of Shares Created and Redeemed	$1,188,174	$476,476

2.9	Income and Expense (Amounts in 000’s of US$)
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
GLDM’s net realized and change in unrealized gain on investment in gold for the nine months ended June 30, 2020 of $284,239 is made up of a realized gain of $232 from the sale of gold to pay Sponsor fees, a realized gain of $32,748 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $251,259 on investment in gold.
GLDM’s net realized and change in unrealized gain on investment in gold for the nine months ended June 30, 2019 of $87,015 is made up of a realized gain of $18 from the sale of gold to pay Sponsor fees, a realized gain of $975 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $86,022 on investment in gold.

2.10	Income Taxes
GLDM is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the shareholders, and the Administrator will report GLDM’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.
The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2020. As of June 30, 2020, the 2019 and 2018 tax years remain open for examination. There were no examinations in progress at period end.
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
The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three and nine months ended June 30, 2020 and 2019, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	Jun-30, 2020	Jun-30, 2019	Jun-30, 2020	Jun-30, 2019
Net Asset Value
Net asset value per Share, beginning of period	$16.04	$12.94	$14.82	$11.87

Net investment income/(loss)	(0.01)	(0.01)	(0.02)	(0.02)
Net Realized and Change in Unrealized Gain / (Loss)	1.59	1.13	2.82	2.21

Net Income/(Loss)	1.58	1.12	2.80	2.19

Net asset value per Share, end of period	$17.62	$14.06	$17.62	$14.06

Market value per Share, beginning of period	$15.72	$12.91	$14.70	$11.91

Market value per Share, end of period	$17.76	$14.09	$17.76	$14.09

Ratio to average net assets
Net Investment loss (1)	(0.18)%	(0.18)%	(0.18)%	(0.18)%

Gross expenses (1)	0.18%	0.18%	0.18%	0.18%

Net expenses (1)	0.18%	0.18%	0.18%	0.18%

Total Return, at net asset value (2)	9.85%	8.66%	18.89%	18.45%

Total Return, at market value (2)	12.98%	9.14%	20.82%	18.30%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations
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
The Trust established six separate series, of which only SPDR
®
Gold MiniShares
SM
Trust (“GLDM”) is operational as of June 30, 2020. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.
Gold is held by ICBC Standard Bank Plc (the “Custodian”) on behalf of GLDM.
As of the date of this quarterly report, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, UBS Securities LLC and Virtu Americas LLC are the only Authorized Participants. An updated list of Authorized Participants can be obtained from the Sponsor.

Investing in the Shares does not insulate the investor from risks, including price volatility. The following chart illustrates the movement in the market price of the Shares and NAV of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since the day the Shares first began trading on the NYSE Arca:
Share price & NAV v. gold price—June 26, 2018 to June 30, 2020

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
Results of Operations
In the three months ended June 30, 2020, 52,700,000 Shares (527 Creation Units) were created in exchange for 525,241.3 ounces of gold, 10,300,000 Shares (103 Creation Units) were redeemed in exchange for 102,659.3 ounces of gold and 481.3 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.
At June 30, 2020, the Custodian held 1,426,066.8 ounces of gold in its vault, 100% of which is allocated gold in the form of good delivery gold bars with a market value of $2,521,428,713 (cost — $2,150,927,963). Subcustodians did not hold any gold in their vaults on behalf of GLDM.
At September 30, 2019, the Custodian held 697,523.6 ounces of gold in its vault, 100% of which is allocated gold in the form of good delivery gold bars with a market value of $1,036,031,998 (cost — $916,789,900). Subcustodians did not hold any gold in their vaults on behalf of GLDM.
Inspectorate International Limited conducts two counts each year of the gold bullion held on behalf of GLDM at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with GLDM’s financial year end at September 30 th
. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on February 24, 2020. The results can be found on www.spdrgoldshares.com.
Cash Resources and Liquidity
At June 30, 2020, GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to June 30, 2020.
LBMA Gold Price PM USD

The average, high, low and
end-of-period
gold prices for the three and twelve-month periods from June 30, 2018 to June 30, 2020 and for the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to June 30, 2020, based on the LBMA Gold Price PM, were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	June 29, 2018	$1,250.45	June 29, 2018
Three months to September 30, 2018	$1,213.19	$1,262.05	July 9, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Three months to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 9, 2018	$1,281.65	Dec 31, 2018 (2)
Three months to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019
Three months to June 30, 2019	$1,309.39	$1,431.40	Jun 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	Jun 28, 2019
Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 4, 2019	$1,388.65	Jul 5, 2019	$1,485.30	Sep 30, 2019
Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019 (2)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020
Three months to June 30, 2020	$1,711.13	$1,771.60	June 29, 2020	$1,576.55	Apr 1, 2020	$1,768.10	June 30, 2020

Twelve months ended June 30, 2018	$1,297.21	$1,354.95	Jan 25, 2018	$1,211.05	Jul 11, 2017	$1,250.45	June 29, 2018
Twelve months ended June 30, 2019	$1,262.74	$1,431.40	June 25, 2019	$1,178.40	Aug 17, 2018	$1,409.00	June 28, 2019
Twelve months ended June 30, 2020	$1,560.35	$1,771.60	June 29, 2020	$1,388.65	July 5, 2019	$1,768.10	June 30, 2020

June 26, 2018 to June 30, 2020	$1,410.89	$1,771.60	June 29, 2020	$1,178.40	Aug 17, 2018	$1,768.10	June 30, 2020

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period.
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
PART II—OTHER INFORMATION:

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
Since GLDM commenced operations on June 26, 2018, and in the period from then to June 30, 2020, 163,200,000 Shares (1,632 Creation Units) were created in exchange for 1,628,383.0 ounces of gold and 20,100,000 Shares (201 Creation Units) were redeemed in exchange for 200,424.8 ounces of gold.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
04/01/20 to 04/30/20	3,600,000	.00997
05/01/20 to 05/31/20	6,700,000	.00997
06/01/20 to 06/30/20	—	—

Total	10,300,000	.00665

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended to June 30, 2020.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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
Date: August 7, 2020

*	The registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the registrant.