Form 10-K
period 2020-09-30
World Gold Trust
filed 2020-11-23
CIK 1618181

UNITED
STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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
685 Third Avenue, 27th Floor
New York, New York 10017
(212)
317-3800
(Address of principal executive offices, telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s) Name	Name of each exchange on which registered
SPDR® Gold MiniSharesSM	GLDM	NYSE Arca, Inc.
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes ☐    No ☒
Aggregate market value of SPDR® Gold MiniShares
SM
Trust’s Shares held by
non-affiliates
of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2020 as reported by the NYSE Arca, Inc. on that date: $
1,615,111,466
.
As of November 20, 2020, SPDR® Gold MiniShares
SM
Trust had 200,900,000 shares outstanding.

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

“
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
The Funds
The Trust has established six separate Funds of which one is operational at September 30, 2020. The accompanying financial statements relate to the Trust and SPDR® Gold MiniShares
SM
Trust (“GLDM”). The financial statements for the Trust include the operations of SPDR® Long Dollar Gold Trust (“GLDW”) until it was voluntarily liquidated on September 16, 2019.
GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold bullion, less GLDM’s expenses. GLDM issues and redeems Shares from time to time in Creation Units to institutional investors referred to as “Authorized Participants.” Creation Units are offered continuously at the net asset value (the “NAV”) for 100,000 Shares on the day that an order to create a Creation Unit is accepted by GLDM. Shares trade under the ticker symbol GLDM on the NYSE Arca. Authorized Participants and other investors may buy and sell Shares in the secondary market. Authorized share capital is unlimited, and the par value of Shares is $0.00.
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
The Sponsor
The Sponsor is a Delaware limited liability company and was formed on August 1, 2014. WGC AM is wholly owned by WGC (US) Holdings, Inc. (“WGCUS”), a Delaware corporation. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, WGCUS is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.
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
INVESTMENT OBJECTIVE
The investment objective of GLDM is for the Shares to reflect the performance of the price of gold bullion, less GLDM’s expenses. The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the gold bullion market. The Shares may be bought and sold on the NYSE Arca like any other exchange-listed securities. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of GLDM’s ongoing expenses will be lower than the costs associated with buying and selling gold bullion and storing and insuring gold bullion in a traditional allocated gold bullion account. The Shares are also listed on the Mexican Stock Exchange (Bolsa Mexicana de Valores).

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
OVERVIEW
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
Gold Focus 2020
estimates that in 2019, 2,368 tonnes were added to existing above-ground stocks of gold.
1
World Gold Supply and Demand (2015—2019)
The following table is a summary of the world gold supply and demand for the past 5 years. It is based on information reported in the
Gold Focus 2020.
World Gold Supply and Demand, 2015-2019
Global Gold Summary/Demand Summary
(2)(3)

Tonnes	2015	2016	2017	2018	2019

SUPPLY

Mine Production	3,336	3,460	3,494	3,561	3,534

Recycling	1,103	1,264	1,138	1,160	1,297

Net Hedging Supply	13	33	—	—	—
Total Supply	4,453	4,756	4,632	4,721	4,831

DEMAND

Jewelry Fabrication	2,479	2,019	2,257	2,285	2,137

Industrial Demand	332	323	333	335	326

Net Physical Investment	1,072	1,062	1,035	1,067	850

Net Hedging Demand	—	—	24	9	1

Net Official Sector Buying	580	395	379	657	646

Total Demand	4,463	3,798	4,028	4,352	3,959

Market Balance	-10	958	604	369	872

Net Investment in ETPs	-129	541	271	75	404

Market Balance less ETPs	119	417	332	294	469

Gold Price (US$/oz, London)	1,160	1,251	1,257	1,268	1,393
Source: Metals Focus Gold Focus 2020

Sources of Gold Supply
Based on data from
Gold Focus 2020
, gold supply averaged 4,679 tonnes per year between 2015 and 2019. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,477 tonnes per year from 2015 through 2019. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,192 tonnes annually between 2015 through 2019.
Sources of Gold Demand
Based on data from
Gold Focus 2020
, gold demand averaged 4,120 tonnes per year between 2015 and 2019. Gold demand generally comes from four sources: jewelry, industry (including medical

1
Gold Focus
2020
is published by Metals Focus, Ltd. which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

2	Gold Focus 2020.
3	Totals may vary due to rounding.

applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 54% of the identifiable demand from 2015 through 2019 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 25%.
Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.
Between 2015 and 2019, according to
Gold Focus 2020
, central bank purchases averaged 531 tonnes each year. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.
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

Member	Membership Type	Spot (S)	Forwards (F)	Options (O)

Citibank N A	Full Market Makers	x	x	x

Goldman Sachs International	Full Market Makers	x	x	x

HSBC	Full Market Makers	x	x	x

JP Morgan Chase Bank	Full Market Makers	x	x	x

Morgan Stanley & Co International Ltd	Full Market Makers	x	x	x

UBS AG	Full Market Makers	x	x	x

BNP Paribas	Market Makers		x

ICBC Standard Bank Plc	Market Makers	x

Merrill Lynch International	Market Makers	x		x

Standard Chartered Bank	Market Makers	x		x

The Bank of Nova Scotia	Market Makers	x	x

Toronto-Dominion Bank	Market Makers		x
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

4	http://www.lbma.org.uk/aboutmembership

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
Movements in the Price of Gold
The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on June 26, 2018 to September 30, 2020, and is based on the LBMA Gold Price PM.
Daily Gold Price – June 26, 2018 – September 30, 2020
LBMA Gold Price PM USD

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
As of the date of this annual report, the Authorized Participants are Goldman Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, UBS Securities LLC and Virtu Americas LLC. An updated list of Authorized Participants can be obtained from the Administrator or the Sponsor.
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
Creation and Redemption Transaction Fee
An Authorized Participant is required to pay a transaction fee to the Administrator of $500 per order to create or redeem Creation Units of GLDM. An order may include multiple Creation Units. The transaction fee may be changed from time to time at the sole discretion of the Sponsor and upon written notice to the Authorized Participant, which notice may be provided by disclosure in GLDM’s prospectus. In addition, the Sponsor may waive the transaction fee on the creation or redemption of Creation Units for one or more Authorized Participants from time to time in its sole discretion.
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
UNITED STATES FEDERAL TAX CONSEQUENCES
The following discussion of the material U.S. federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain U.S. federal gift and estate tax consequences that generally apply to an investment in Shares by a
Non-U.S.
Shareholder (as defined below), represents, insofar as it describes conclusions as to U.S. federal tax law and subject to the limitations and qualifications described therein, the opinion of Carter Ledyard & Milburn LLP, special U.S. federal tax counsel to the Sponsor. The discussion below is based on the U.S. Internal Revenue Code of 1986, as amended, (the “Code”), Treasury Regulations promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to changes either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders or other investors with special circumstances) may be subject to special rules not discussed herein. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221. Moreover, the discussion herein does not address the effect of any state, local or foreign tax law on the disposition of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all U.S. federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.
For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

•	An individual who is a U.S. citizen or resident of the United States for U.S. federal income tax purposes;

•	An entity treated as a corporation for U.S. federal income tax purposes that is created or organized in or under the laws of the United States or any political subdivision thereof;

•	An estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or

•
A trust, if (1) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust; or (2) the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

A Shareholder (other than a partnership or other entity subject to tax as a partnership) that is not a U.S. Shareholder as defined above is generally considered a
“Non-U.S.
Shareholder” for purposes of this discussion. For U.S. federal income tax purposes, the treatment of any beneficial owner of an interest in a partnership, including any entity treated as a partnership for U.S. federal income tax purposes, will generally depend upon the status of the partner and upon the activities of the partnership. Partnerships and partners in partnerships should consult their tax advisors about the U.S. federal income tax consequences of purchasing, owning and disposing of Shares.

Taxation of GLDM
GLDM is treated as a “grantor trust” for U.S. federal income tax purposes. There can be no assurance that the Internal Revenue Service (“IRS”) will agree with that treatment, and it is possible that the IRS or another tax authority could assert a position contrary thereto and that a court could sustain that contrary position. If GLDM were found not to be taxable as a “grantor trust,” the Sponsor would likely terminate and liquidate GLDM. The balance of this disclosure assumes that GLDM will be treated as a “grantor trust” for U.S. federal income tax purposes.
As a “grantor trust” for U.S. federal income tax purposes, neither the Trust nor GLDM itself will pay U.S. federal income tax. Instead, the income and expenses of GLDM “flow through” to the Shareholders, and the Administrator will report GLDM’s income, gains, losses and deductions to the IRS on that basis.
Taxation of U.S. Shareholders
U.S. Shareholders generally will be treated, for U.S. federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in GLDM. U.S. Shareholders also will be treated as if they directly derived their respective pro rata shares of the GLDM’s income, if any, regardless of whether they receive any distributions from GLDM. Shareholders will also be treated as if they directly incurred their respective pro rata shares of GLDM’s expenses. In the case of Shareholders that purchase Shares for cash, their initial tax basis in their pro rata share of the assets held in GLDM at the time they acquire their Shares will be equal to their cost of acquiring the Shares. In the case of a Shareholder that acquires his, her or its Shares by delivering gold bullion to GLDM, the delivery of gold bullion to GLDM in exchange for the underlying gold bullion represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the gold bullion held in GLDM will be the same as the Shareholder’s tax basis and holding period for the gold bullion delivered in exchange therefor. For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date, at the same price per Share and, except where otherwise noted, that GLDM’s sole asset is gold bullion.
When GLDM sells gold bullion, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by GLDM upon the sale; and (2) the Shareholder’s tax basis for his, her or its pro rata share of the gold bullion that was sold, which gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder is treated as having held his, her or its share of the gold bullion that was sold for more than one year. A Shareholder’s tax basis for his, her or its share of any gold bullion sold by GLDM generally will be determined by multiplying the Shareholder’s total tax basis for his, her or its share of all of the gold bullion held in GLDM immediately prior to the sale by a fraction, the numerator of which is the amount of gold bullion sold and the denominator of which is the total amount of the gold bullion held in GLDM immediately prior to the sale. After any such sale, a Shareholder’s tax basis for his, her or its pro rata share of the gold bullion remaining in GLDM will be equal to the Shareholder’s tax basis for his, her or its share of the total amount of the gold bullion held in GLDM immediately prior to the sale, less the portion of such tax basis allocable to the Shareholder’s share of the gold bullion that was sold.
Upon a Shareholder’s sale of some or all of his, her or its Shares, the Shareholder will be treated as having sold the portion of his, her or its pro rata share of the gold bullion held in GLDM at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the portion of its pro rata share of the gold bullion held in GLDM at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph.
A redemption of some or all of a Shareholder’s Shares in exchange for the underlying gold bullion represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The

Shareholder’s tax basis for the gold bullion received in the redemption generally will be the same as the Shareholder’s tax basis for the portion of his, her or its pro rata share of the gold bullion held in GLDM immediately prior to the redemption that is attributable to the Shares redeemed. The Shareholder’s holding period with respect to the gold bullion received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the gold bullion received by the Shareholder will be a taxable event for U.S. federal income tax purposes, unless a nonrecognition provision of the Code applies to such sale.
After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for his, her or its pro rata share of the gold bullion held in GLDM immediately after such sale or redemption generally will be equal to the Shareholder’s tax basis for his, her or its share of the total amount of the gold bullion held in GLDM immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or, in the case of a redemption, which is treated as the basis of the gold bullion received by the Shareholder in the redemption.
As noted above, the foregoing discussion assumes that all of a Shareholder’s Shares were acquired on the same date and at the same price per Share. If a Shareholder owns multiple lots of Shares (
i.e.
, Shares acquired on different dates and/or at different prices), it is uncertain whether the Shareholder may use the “specific identification” rules that apply under Treasury Regulations
Section 1.1012-1(c)
in the case of sales of shares of stock, in determining the amount, and the long-term or short-term character, of any gain or loss recognized by the Shareholder upon GLDM’s sale of gold bullion, upon the Shareholder’s sale of any Shares, or upon the Shareholder’s sale of any gold bullion received by the Shareholder upon the redemption of any of the Shareholder’s Shares. The IRS could take the position that a Shareholder has a blended tax basis and holding period for his, her or its pro rata share of the underlying gold bullion in GLDM. Shareholders who or that hold multiple lots of Shares, or who or that are contemplating acquiring multiple lots of Shares, are urged to consult their own tax advisors as to the determination of the tax basis and holding period for the underlying gold bullion related to such Shares.
Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who are Individuals
Under current U.S. federal income tax law, gains recognized by non-corporate
U.S. Shareholders from the sale of “collectibles,” including gold bullion, held for more than one year are taxed at a maximum rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by a non-corporate
U.S. Shareholder upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by a non-corporate
U.S. Shareholder attributable to a sale of Shares held for more than one year, or attributable to GLDM’s sale of any gold bullion which the Shareholder is treated (through his, her or its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum U.S. federal income tax rate of 28%; if the Shares or gold bullion sold is held (or treated as held) for one year or less, then any such gain so recognized would be taxed for U.S. federal income tax purposes at the same rate at which ordinary income is taxed.
3.8% Tax on Net Investment Income
Certain U.S. Shareholders who are individuals are required to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes dividends, interest, and net gains from the disposition of investment property. This tax is in addition to any regular U.S. federal income tax due on such investment income. A similar tax will apply to certain shareholders that are estates or trusts. U.S. Shareholders are urged to consult their tax advisors regarding the effect, if any, this law may have on an investment in the Shares.

Brokerage Fees and Trust Expenses
Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of GLDM. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.
Shareholders will be required to recognize gain or loss upon a sale of gold bullion by GLDM (as discussed above), even though some or all of the proceeds of such sale are used by the Administrator to pay GLDM’s expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by GLDM to the same extent as if they directly incurred the expense. Shareholders who or that are individuals, estates or trusts, however, may be required to treat some or all of the expenses of GLDM as miscellaneous itemized deductions. Individuals may not deduct miscellaneous itemized deductions for tax years beginning after December 31, 2017 and before January 1, 2026. For tax years beginning before January 1, 2018 and after December 31, 2025, individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to phase-outs and other limitations under applicable
Investment by
Tax-Exempt
U.S. Shareholders
Tax-Exempt
U.S. Shareholders are subject to United States federal income tax only on their unrelated business taxable income (“UBTI”). Unless they incur debt in order to purchase Shares, it is expected that U.S.
Tax-Exempt
Shareholders should not realize UBTI in respect of income or gains from the Shares. U.S.
Tax-Exempt
Shareholders are urged to consult their own independent tax advisors regarding the United States federal income tax consequences of holding Shares in light of their particular circumstances.
Investment by Regulated Investment Companies
Mutual funds and other investment vehicles which are taxed as “regulated investment companies” within the meaning of section 851 of the Code are strongly urged to consult with their tax advisors concerning th likelihood that an investment in Shares will affect their qualification as a “regulated investment company.”
Investment by Certain Retirement Plans
Code Section 408(m) provides that the acquisition of a “collectible by an IRA, or a participant-directed account maintained under any plan that is tax-qualified
under Code section 401(a), is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The IRS has issued private letter rulings to taxpayers, including an affiliate of the Sponsor, concluding that the purchase of shares in trusts similar to GLDM by an IRA owner or plan participant will not constitute the acquisition of a collectible or be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, if any of the shares so purchased are distributed from an IRA or plan account to the IRA owner or plan participant, or if any gold received by such IRA or plan account upon the redemption of any of shares purchased by it is distributed (or treated as distributed under Code section 408(m)) to the IRA owner or plan participant, the shares or gold so distributed will be subject to U.S. federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code section 408(d), 408(m) or 402. Private letter rulings are only binding on the IRS with respect to the taxpayer to which they are issued. GLDM has neither requested nor obtained, nor intends to request or obtain, such a private letter ruling. Accordingly, IRA owners and plan participants are strongly urged to consult with their tax advisors before directing any such accounts to invest in the Shares. See also “ERISA and Related Considerations.”

U.S. Information Reporting and Backup Withholding for U.S. and
Non-U.S.
Shareholders
The Administrator will file certain information returns with the IRS, and provide certain tax-related
information to Shareholders, in connection with GLDM. The Administrator will make information available that will enable brokers and custodians through which investors hold Shares to prepare and, if required, file certain information returns (e.g., Form 1099) with the IRS. To the extent required by applicable regulations, each Shareholder will be provided with information regarding its allocable portion of GLDM’s annual income, expenses, gains and losses (if any).
A Shareholder may be subject to U.S. backup withholding tax in certain circumstances unless the Shareholder provides his, her or its taxpayer identification number and complies with certain certification procedures.
Non-U.S.
Shareholders may have to comply with certification procedures to establish that they are not U.S. persons, and some
Non-U.S.
Shareholders will be required to meet certain information reporting or certification requirements imposed by the Foreign Account Tax Compliance Act (“FATCA”), in order to avoid certain information reporting and backup withholding tax requirements.
The amount of any backup withholding will be allowed as a credit against a Shareholder’s U.S. federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.
Estate and Gift Tax Considerations for
Non-U.S.
Shareholders
Under the U.S. federal tax law, individuals who are neither citizens nor residents (as determined for U.S. federal estate and gift tax purposes) of the United States are subject to estate tax on all property that has a U.S. “situs.” Shares may well be considered to have a U.S. situs for these purposes. If they are, then Shares would be includible in the U.S. federal gross estate of an individual
Non-U.S.
Shareholder. Currently, U.S. federal estate tax is imposed at rates of up to 40% of the fair market value of the taxable estate. The U.S. federal estate tax rate is subject to change in future years. In addition, the U.S. federal “generation-skipping transfer tax” may apply in certain circumstances. The estate of an individual
Non-U.S.
Shareholder who is resident in a country that has an estate tax treaty with the United States may be entitled to benefit from such treaty.
For individual
Non-U.S.
Shareholders, the U.S. federal gift tax generally applies only to gifts of tangible personal property or real property having a U.S. situs. Tangible personal property (including gold) has a U.S. situs if it is physically located in the United States. Although the matter is not settled, it appears that ownership of Shares should not be considered ownership of the underlying gold for this purpose, even to the extent that gold was held in custody in the United States. Instead, Shares should be considered intangible property, and therefore they should not be subject to U.S. federal gift tax if transferred during the holder’s lifetime. Individual
Non-U.S.
Shareholders are urged to consult their tax advisors regarding the possible application of U.S. federal estate, gift and generation-skipping transfer taxes in their particular circumstances.
Taxation in Jurisdictions Other than the United States
Purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult his, her or its tax advisor as to the tax consequences under the laws of such jurisdiction (or any other jurisdiction not being the United States to which they are subject), of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.
ERISA AND RELATED CONSIDERATIONS
The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and Code section 4975 impose certain requirements on employee benefit plans and certain other plans and arrangements that are subject to ERISA or the Code section 4975, including individual retirement accounts and annuities, retirement plans for self-employed individuals (Keogh plan), and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested (collectively, the “Plans”), and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan.
Non-U.S.
plans, government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of Code section 4975, but may be subject to substantially similar rules under state, federal or other law (“Similar Law”).
In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to (1) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) whether the investment would constitute a direct or indirect non-exempt
“prohibited transaction” with a “party in interest” or “disqualified person,” as described in ERISA section 406 of ERISA or Code section 4975, as applicable; (3) the Plan’s funding objectives; and (4) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due.”
Item 1A.
Risk Factors
You should consider carefully the risks described below before making an investment decision. You should also refer to the other information included in this report, including the Trust’s and GLDM’s financial statements and the related notes.
RISKS RELATED TO GOLD
The sale of GLDM’s gold bullion to pay expenses at a time of low gold prices could adversely affect the value of the Shares.
The Sponsor will sell gold bullion held by GLDM to pay GLDM expenses on an as-needed
basis irrespective of
then-current gold prices. GLDM is not actively managed and no attempt will be made to buy or sell gold bullion to protect against or to take advantage of fluctuations in the price of gold. Consequently, GLDM’s gold bullion may be sold at a time when the gold price is low, resulting in a negative effect on the value of the Shares.
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

See “Description of the GLDM Custody Agreements” for more information about subcustodians that may hold GLDM’s gold bullion.
The ability of the Administrator and the Custodian to take legal action against subcustodians may be limited, which increases the possibility that GLDM may suffer a loss if a subcustodian does not use due care in the safekeeping of GLDM’s gold bullion bars.
If any subcustodian that holds gold bullion on a temporary basis does not exercise due care in the safekeeping of GLDM’s gold bullion bars, the ability of the Trust or the Custodian to recover damages against such subcustodian may be limited to only such recourse, if any, as may be available under applicable English law or, if the subcustodian is not located in England, under other applicable law. This is because there are expected to be no written contractual arrangements between subcustodians who may hold GLDM’s gold bullion bars and the Trust or the Custodian, as the case may be. If the Trust’s or the Custodian’s recourse against the subcustodian is so limited, GLDM may not be adequately compensated for the loss. For more information on the Trust’s and the Custodian’ ability to seek recovery against subcustodians and the subcustodian’s duty to safekeep GLDM’s gold bullion bars, see “Description of the GLDM Custody Agreements.”
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
Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market generally, and could specifically increase volatility in the market for gold, which could adversely affect the price of the Shares. The outbreak could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. The duration of the outbreak and its effects cannot be determined with any reasonable amount of certainty. A prolonged outbreak could result in an increase of the costs of GLDM, affect liquidity in the market for gold as well as the correlation between the price of the Shares and the net asset value of GLDM, any of which could adversely and materially affect the value of your Shares. The outbreak could impair information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Administrator and the Custodian, rely, and could otherwise disrupt the ability of employees of GLDM’s service providers to perform essential tasks on behalf of GLDM. To date, the impact of
COVID-19
has not materially affected the operations of GLDM.
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
instruments or commodity pools.
Item 1B.
Unresolved Staff Comments
Not applicable.
Item 2.
Properties
Not applicable.
Item 3.
Legal Proceedings
Not applicable.
Item 4.
Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant ’ s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION
SPDR® Gold MiniShares
SM
Trust’s Shares are listed on the NYSE Arca under the symbol “GLDM” and have been listed since June 26, 2018.
HOLDERS OF RECORD
As of October 31, 2020, there were approximately 106 DTC participating shareholders of record of GLDM. Because most of the Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
RECENT SALE OF UNREGISTERED SECURITIES
Although GLDM does not purchase Shares directly from its shareholders, in connection with its redemption of Creation Units, GLDM redeemed 17,400,000 Shares (174 Baskets) during the year ended September 30, 2020, including 1,200,000 Shares (12 Baskets) for the three months ended September 30, 2020 as set forth in the table below.

Period	Total number of Shares redeemed	Average ounces of gold per Share

7/1/20 to 7/31/20	—	—

8/1/20 to 8/31/20	1,000,000	.00996

9/1/20 to 9/30/20	200,000	.00996

TOTAL	1,200,000	.00996
Item 6.
Selected Financial Data
The following selected financial data for GLDM should be read in conjunction with GLDM’s and the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Financial Highlights

(Amounts in 000’s of US$)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019	Fiscal Period Ended Sep-30, 2018

Net income/(loss)	$443,161	$129,660	$(6,263)

Net cash provided by operating activities	$—	$—	$—

Statement of Operations Data:

(Amounts in 000’s of US$, except per share data)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019	Fiscal Period Ended Sep-30, 2018

EXPENSES

Sponsor fees	$3,495	$1,106	$47

Total expenses	3,495	1,106	47

Net investment loss	(3,495)	(1,106)	(47)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	455	69	(1)

Net realized gain/(loss) from gold distributed for the redemption of shares	37,008	5,240	—

Net change in unrealized appreciation/(depreciation) on investment in gold	409,193	125,457	(6,215)

Net realized and change in unrealized gain/(loss) on investment in gold	446,656	130,766	(6,216)

Net Income/(Loss)	$443,161	$129,660	$(6,263)

Net income/(loss) per share	$3.92	$2.85	$(0.75)

Weighted average number of shares (in 000’s)	113,181	45,543	8,371

Statement of Financial Condition Data:

(Amounts in 000’s of US$)	Sep-30, 2020	Sep-30, 2019	Sep-30, 2018

ASSETS

Investment in Gold, at fair value	$3,542,996	$1,036,032	$220,742

Gold receivable	18,793	14,819	8,307

Total Assets	$3,561,789	$1,050,851	$229,049

LIABILITIES

Accounts payable to Sponsor	$517	$148	$21

Total Liabilities	$517	$148	$21

Net Assets	$3,561,272	$1,050,703	$229,028

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
The Trust established six separate series, of which only SPDR® Gold MiniShares
SM
Trust (“GLDM”) is operational as of September 30, 2020. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.
Investing in the Shares does not insulate the investor from risks, including price volatility. The following chart illustrates the movement in the market price of the Shares and NAV of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since the day the Shares first began trading on the NYSE Arca:
Share price & NAV v. gold price—June 26, 2018 to September 30, 2020

Critical Accounting Policy
Valuation of Gold, Definition of Net Asset Value
GLDM values the investment in gold bullion at fair value. BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (the “Administrator”), will value any gold bullion held by GLDM on the basis of the price of an ounce of gold as determined by the IBA. In determining the NAV, the Administrator will value the gold bullion held by GLDM on the basis of the LBMA Gold Price PM. The Administrator will calculate the NAV on each day the NYSE Arca is open for regular trading, at the earlier LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price (AM or PM) is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. Gold held by GLDM is reported at fair value on the Statement of Financial Condition.
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
Inspectorate conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30 th
. On September 4, 2020, Inspectorate concluded the annual full count of the Trust’s gold bullion held by the Custodian. On October 2, 2020, Inspectorate concluded reconciliation procedures from September 4, 2020 through September 30, 2020. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on February 24, 2020. The results can be found on
www.spdrgoldshares.com
. The Sponsor generally visits the vaults of the Custodian twice a year as part of its due diligence procedures.
The table below summarizes the impact of unrealized appreciation on GLDM’s gold holdings at September 30, 2020 and 2019:

(Amount in 000’s of US$)	Sep-30, 2020	Sep-30, 2019

Investment in gold – cost	$3,014,561	$916,790

Unrealized appreciation/(depreciation) on investment in gold	528,435	119,242

Investment in gold – market value	$3,542,996	$1,036,032

Review of Financial Results

Financial Highlights (All amounts in the following table and the subsequent paragraphs, are in 000’s of US$)	For the year ended Sep-30, 2020	For the year ended Sep-30, 2019	Period ended Sep-30, 2018

Net realized and change in unrealized gain/(loss) on investment in gold	$446,656	$130,766	$(6,216)

Net income	$443,161	$129,660	$(6,263)

Net cash provided by operating activities	$—	$—	$—
GLDM’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2020 of $446,656 is made up of a realized gain of $455 from the sale of gold to pay Sponsor fees, a realized gain of $37,008 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $409,193 on investment in gold.

GLDM’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2019 of $130,766 is made up of a realized gain of $69 from the sale of gold to pay Sponsor fees, a realized gain of $5,240 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $125,457 on investment in gold.
GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the fiscal period ended September 30, 2018 of $(6,216) is made up of realized loss of $1 from the sale of gold to pay Sponsor fees, and a change in unrealized depreciation of $(6,215) on investment in gold.
Selected Supplemental Data

	Year ended Sep-30, 2020	Year ended Sep-30, 2019	Period ended Sep-30, 2018

Ounces of Gold:

Opening balance	697,523.6	185,927.0	—

Creations ( excluding gold receivable at September 30, 2020 - 9,959.7; September 30, 2019 – 9,977.5 and September 30, 2018 – 6,996.7 )	1,355,433.7	551,248.1	185,949.5

Redemptions ( excluding gold payable at September 30, 2020 – 0 September 30, 2019 – 0 and September 30, 2018 – 0 )	(173,448.7)	(38,930.5)	—

Sales of gold	(1,827.7)	(721.0)	(22.5)

Closing balance	1,877,680.9	697,523.6	185,927.0

Gold price per ounce – LBMA Gold Price PM	$1,886.90	$1,485.30	$1,187.25

Market value of gold holdings (in 000’s)	$3,542,996	$1,036,032	$220,742

Number of Shares (in 000’s):

Opening balance	70,900	19,300	—

Creations	136,000	55,500	19,300

Redemptions .	(17,400)	(3,900)	—

Closing balance	189,500	70,900	19,300

In the year ended September 30, 2020, 136,000,000 Shares (1,360 Creation Units) were created in exchange for 1,355,416.1 ounces of gold, 17,400,000 Shares (174 Creation Units) were redeemed in exchange for 173,448.7 ounces of gold and 1,827.7 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation, but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.
As at September 30, 2020, the amount of gold owned by GLDM and held by the custodian in its vault was 1,887,680.9 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value $3,542,996,473 based on the LBMA Gold Price PM on September 30, 2020 (cost — $3,014,561,176).
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
Cash Flow from Operations
GLDM had no net cash flow from operations in the years ended September 30, 2020 and 2019 and the fiscal period ended September 30, 2018. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2020 and 2019 and the fiscal period ended September 30, 2018 was the same as those expenses, resulting in a zero cash balance at September 30, 2020, 2019 and 2018.
Off-Balance
Sheet Arrangements
Neither GLDM nor the Trust is a party to any
off-balance
sheet arrangements.
Cash Resources and Liquidity
At September 30, 2020 and 2019 GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.
The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to September 30, 2020.

Daily Gold Price - June 26, 2018 - September 30, 2020
LBMA Gold Price PM USD

The average, high, low and
end-of-period
gold prices for the three and twelve-month periods for the three years ended September 30, 2020, 2019 and 2018, and for the period from June 26, 2018 (the date the Shares began trading on the NYSE Arca) to September 30, 2020, based on the LBMA Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	June 29, 2018	$1,250.45	June 29, 2018
Three months to September 30, 2018	$1,213.19	$1,262.05	July 9, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Three months to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 9, 2018	$1,281.65	Dec 31, 2018	(2)
Three months to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019
Three months to June 30, 2019	$1,309.39	$1,431.40	June 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	June 28, 2019
Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 4, 2019	$1,388.65	July 5, 2019	$1,485.30	Sep 30, 2019
Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019	(2)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020
Three months to June 30, 2020	$1,711.13	$1,771.60	June 29, 2020	$1,576.55	Apr 1, 2020	$1,768.10	June 30, 2020
Three months to September 30, 2020	$1,908.56	$2,067.15	Aug 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sep 30, 2020

Twelve months ended September 30, 2018	$1,280.65	$1,354.95	Jan 25, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Twelve months ended September 30, 2019	$1,329.69	$1,546.10	Sep 4, 2019	$1,185.55	Oct 9, 2018	$1,485.30	Sep 30, 2019
Twelve months ended September 30, 2020	$1,672.83	$2,067.15	Aug 6, 2020	$1,452.05	Nov 12, 2019	$1,886.90	Sep 30, 2020

June 26, 2018 to September 30, 2020	$1,467.54	$2,067.15	Aug 6, 2020	$1,178.40	Aug 17, 2018	$1,886.90	Sep 30, 2020

(1)
The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)
There was no LBMA Gold Price PM on the last business day of December 2018 and 2019. The LBMA Gold Price AM on the last business day of December 2018 and 2019 was $1,281.65 and $1,523.00, respectively. The Net Asset Value of the Trust on December 31, 2018 and December 31, 2019 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

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
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the fiscal year ended September 30, 2020.
Item 9A.
Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the Audit Committee of the Board of Directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act
Rule 13a-15(e).
Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2020, the Trust’s disclosure controls and procedures were effective.
Change in Internal Control Over Financial Reporting
There was no change in the Trust’s or the Funds’ internal controls over financial reporting that occurred during the year ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, these internal controls.
Management’s Report on Internal Control over Financial Reporting
The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules
13a-15(f)
and
15d-15(f).
The Trust’s and the Funds’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s and the Funds’ assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s and the Funds’ receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s and the Funds’ assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s and GLDM’s internal control over financial reporting as of September 30, 2020. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s and GLDM’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust and GLDM maintained effective internal control over financial reporting as of September 30, 2020.
KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2020 included in this
Form 10-K,
as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s and GLDM’s internal control over financial reporting as of September 30, 2020.
November 23, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Trustee of SPDR® Gold MiniShares
SM
Trust, the Trustee of World Gold Trust and the Board of Directors of WGC USA Asset Management Company, LLC:
Opinion on Internal Control Over Financial Reporting
We have audited World Gold Trust’s (the Trust) and its series SPDR® Gold MiniShares
SM
Trust’s (the Fund) internal control over financial reporting as of September 30, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust and the Fund maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the (1) combined statements of financial condition of the Trust, including the combined schedules of investment, as of September 30, 2020 and 2019, the related combined statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2020, and the related notes, and (2) the statements of financial condition of the Fund, including the schedules of investment, as of September 30, 2020 and 2019, the related statements of operations, cash flows, and changes in net assets for each of the years in the two-year period ended September 30, 2020 and for the period June 26, 2018 (commencement of operations) through September 30, 2018, and the related notes (collectively, the combined and individual financial statements), and our reports dated November 23, 2020 expressed an unqualified opinion on those combined and individual financial statements.
Basis for Opinion
The management of WGC USA Asset Management Company, LLC (the Trust’s and Fund’s sponsor) is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s and Fund’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust and Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
New York, New York
November 23, 2020

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
Joseph R. Cavatoni is the Principal Executive Officer and Brandon Woods is the Principal Financial and Accounting Officer of the Sponsor. The Board of Directors of the Sponsor consists of four individuals, of whom three serve on its Audit Committee. The Audit Committee is responsible for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company.
Joseph R. Cavatoni
,
age 52,
is the Principal Executive Officer of the Sponsor. He joined the World Gold Council as Managing Director USA and ETFs in September 2016. From October 2016 to the present, he has served as Principal Executive Officer of World Gold Trust Services, LLC (“WGTS LLC”), sponsor of the SPDR® Gold Trust and an affiliate of the Sponsor. Prior to that, from April 2009 to December 2015 he served with BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, Mr. Cavatoni was on garden leave during June and July 2003. Prior to joining UBS Securities Asia Limited, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.
Brandon Woods
,
age 39,
is the Funds Chief Operating Officer. He is also the Principal Financial and Accounting Officer of the Sponsor. He joined World Gold Council as Head of Compliance and Regulatory Reporting in May 2017. From September 2015 to April 2017, he was Vice President and Head of Hedge Fund Operations at iCapital Network, Inc. Prior thereto, he was Senior Vice President of Fund Services from March 2013 to February 2015, and Vice President of Fund Services from October 2011 to March 2013 at Meridian Fund Services, LLC. Mr. Woods holds a Bachelor of Business Administration.
William J. Shea
, age 72, is Chairman of the Board of Directors of the Sponsor and a member of the Board’s Audit Committee. He was appointed to the Board when it was formed in January 2017. In January 2013, he was appointed to the Board of Directors of WGTS LLC, the sponsor of the largest exchange-traded fund in the world backed by physical gold and an affiliate of the Sponsor. He serves as Chairman of WGTS LLC’s Board of Directors and is a member of its Audit Committee. From March 1998 to the present, he has served on the Board of Directors of Caliber ID, Inc., which provides medical equipment supporting imaging and diagnosis at the cellular level in the treatment of skin cancer and other diseases, and was appointed Chairman in December 2010. Mr. Shea has been a member of the boards of AIG SunAmerica, a mutual funds company, from December 2004 to September 2016, and has served as Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England, from March 1999 to the present. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2005 to May 2014 and a board member of NASDAQ OMXBX/the Boston Stock Exchange, a US stock exchange, from March 1998 to December 2014. Mr. Shea holds both a Bachelor of Arts degree and a Master of Arts degree in Economics.
The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGTS LLC.

Carlos Rodriguez
, age 47, has served as a Director on the Board of Directors of the Sponsor since February 25, 2019, and Chairman of the Board’s Audit Committee. Mr. Rodriguez has served as a Director on the Board of Directors of WGTS LLC since February 25, 2019 and is a member of that board’s Audit Committee. Mr. Rodriguez began his career on Wall Street in the Public Finance Department of Merrill Lynch in 1996, where he focused on interest rate hedging strategies for municipal clients and non-for-profit
institutions. After working several years covering banking clients, he shifted his focus to trading, where he rose to manage Merrill Lynch’s proprietary municipal investments portfolio until December 2000. Mr. Rodriguez has since worked at WestLB, from December 2000 to May 2003, where he managed the bank’s complex guaranteed reinvestment contract business, and BNP Paribas, from May 2003 to May 2004, where he served as Director and Head of Municipals. From May 2004 to August 2010, Mr. Rodriguez served as Director and Managing Director of Deutsche Bank and worked to establish the bank’s public finance efforts. As Managing Director, Mr. Rodriguez subsequently led Credit Suisse’s global rates structuring effort in London from August 2010 until June 2016. Mr. Rodriguez retired from banking in June 2016, and remained retired until March 2017, when he launched a private equity fund that focuses on lower middle market companies. He also devotes his time to personal investing as well as volunteering for local causes and mentoring local entrepreneurs.
The Sponsor has concluded that Mr. Rodriguez should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles different financial institutions and the experience he has gained serving as a director of WGTS LLC.
David Tait
, age 58, has served as a Director on the Board of Directors of the Sponsor since February 25, 2019. Mr. Tait has also served as the Chief Executive Officer of World Gold Council, the parent company of the Sponsor since January 2019, and as a Director on the Board of Directors of WGTS LLC since February 25, 2019. Prior to joining World Gold Council, Mr. Tait served as Executive Producer with EMU Films from April 2016 to January 2019. Mr. Tait served as the Global Head of Fixed Income Macro Products at Credit Suisse from January 2012 until April 2016. Mr. Tait also served as a Managing Director of Union Bank of Switzerland from October 2009 until December 2011. He is currently an Independent Member of the Bank of England’s FICC Market Standards Board, which he joined in July 2017. Mr. Tait is also a major supporter of the National Society for the Prevention of Cruelty to Children and has raised over £1 million by climbing Mount Everest on five occasions. He was awarded an MBE by the Queen for his services to the charity.
The Sponsor has concluded that Mr. Tait should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and the experience he has gained serving as the Chief Executive Officer of World Gold Council and director of WGTS LLC.
Neal Wolkoff
, age 65, is a Director on the Board of Directors of the Sponsor and a member of the Board’s Audit Committee. He was appointed to the Board when it was formed in January 2017. In January 2013, he was appointed to the Board of Directors of WGTS LLC, the sponsor of the largest exchange-traded fund in the world backed by physical gold and an affiliate of the Sponsor. He also serves as a member of the Audit Committee of WGTS LLC’s Board of Directors. Mr. Wolkoff has served as a Director on the Board of Directors of WGCAM since January 2017 and is a member of that board’s Audit Committee. Mr. Wolkoff is the founder and CEO of Wolkoff Consulting Services, LLC. Previously, from October 2008 to February 2012 he served as the Chief Executive Officer of ELX Futures, L.P., founded by major dealer banks and trading firms to compete in the area of interest rate futures. From April 2005 to October 2008 Mr. Wolkoff served as Chairman and Chief Executive Officer of the American Stock Exchange (AMEX). Prior to the AMEX, for over 20 years, Mr. Wolkoff held several senior level officer positions at the New York Mercantile Exchange (NYMEX) including Acting President, Executive Vice President and Chief Operating Officer, and Senior Vice President for Regulation and Clearing, in which position Mr. Wolkoff was the exchange’s chief regulatory officer.
Mr. Wolkoff started his career as an Honors Program Trial Attorney in the Division of Enforcement of the Commodity Futures Trading Commission. He was appointed to the Board of OTC Markets Group in September 2012 and in November 2013 became the non-executive Chairman of that board. Mr. Wolkoff has also served on the Board of Directors and Executive Committee of the National Futures Association. Mr. Wolkoff received a Bachelor of Arts degree and a Juris Doctor degree and is a member of the Bar of the State of New York.
The Sponsor has concluded that Mr. Wolkoff should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles at a major stock exchange and futures exchange, the experience he gained as a trial attorney, his extensive experience as a director on other boards, and the experience he has gained serving as a director of WGTS LLC.
The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents, including its Principal Executive Officer and Principal Financial and Accounting Officer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available without charge by writing the Sponsor at 685 Third Avenue, 27th Floor, New York, NY 10017 or calling the Sponsor at
(212) 317-3800.
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
Item 13.
Certain Relationships and Related Transactions and Director Independence
Not applicable.
Item 14.
Principal Accounting Fees and Services
Fees for services performed by KPMG LLP for the years ended September 30, 2020 and 2019 were:

	Years Ended September 30,
	2020	2019

Audit fees	$89,600	$189,400

Audit-related fees	48,000	83,000

Total	$137,600	$272,400

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
Pre-Approved
Policies and Procedures
The Trust has no board of directors, and as a result, has no audit committee or pre-approval
policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2020, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV
Item 15.     Exhibits and Financial Statements Schedules
Financial Statements
See Index to Financial Statements on Page
F-1
for a list of the financial statements being filed herein.
Exhibits
See Exhibit Index below, which is incorporated by reference herein.
Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

3.1	Certificate of Trust	S-1	3.1	8/28/15

3.2	Certificate of Amendment to Certificate of Trust	S-1/A	3.2	8/30/16

3.3	Second Certificate of Amendment to Certificate of Trust	S-1/A	3.3	5/4/18

4.1	Fourth Amended and Restated Agreement and Declaration of Trust, dated April 16, 2018	S-1/A	4.2	5/4/18

4.1.1	Amendment No. 1 to Fourth Amended and Restated Agreement and Declaration of Trust, dated February 6, 2020	10-Q	4.1.1	2/7/20

4.2	Form of Participant Agreement	S-1/A	4.3	5/4/18

4.3*	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1*	Custody Agreement — Amended and Restated Allocated Gold Account Agreement, dated November 23, 2020

10.2	Custody Agreement — Unallocated Bullion Account Agreement, dated June 14, 2018	10-Q	10.2	8/7/18

10.3	Fund Administration and Accounting Agreement, dated January 5, 2017	S-1/A	10.4	1/9/17

10.3.1	Amendment to Fund Administration and Accounting Agreement, dated June 6, 2018	S-1/A	10.4	6/13/18

10.3.2	Second Amendment to the Fund Administration and Accounting Agreement, dated October 11, 2019	10-K	10.3.2	12/10/19

10.4	Transfer Agency and Service Agreement, dated January 5, 2017	S-1/A	10.5	1/9/17

10.4.1	Amendment to Transfer Agency and Service Agreement, dated June 6, 2018	S-1/A	10.6	6/13/18

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

10.4.2	Second Amendment to the Transfer Agency and Service Agreement, dated October 11, 2019	10-K	10.4.2	12/10/19

10.5	Amended and Restated Sponsor Agreement, dated October 14, 2016	S-1/A	10.7	1/9/17

10.5.1	Amendment to Amended and Restated Sponsor Agreement, dated November 28, 2017	10-K	10.11	11/29/17

10.5.2	Second Amendment to Amended and Restated Sponsor Agreement, dated June 12, 2018	S-1/A	10.9	6/13/18

10.6	Custody Agreement (U.S. Dollar Only), dated January 5, 2017	S-1/A	10.8	1/9/17

10.6.1	Amendment to Custody Agreement (U.S. Dollar Only), dated June 6, 2018	S-1/A	10.11	6/13/18

10.6.2	Second Amendment to Custody Agreement (U.S. Dollar Only), dated October 11, 2019	10-K	10.6.2	12/10/19

10.7	Master Marketing Agent Agreement, dated July 17, 2015	S-1/A	10.10	8/30/16

10.7.1	First Amendment to the Marketing Agent Agreement, dated May 4, 2018	S-1/A	10.13	6/13/18

23.1*	Consent of KPMG LLP

23.2*	Consent of Carter Ledyard & Milburn LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
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

WGC USA Asset Management Company, LLC Sponsor of the World Gold Trust (Registrant)

/s/ Joseph R. Cavatoni
Joseph R. Cavatoni Principal Executive Officer*

/s/ Brandon Woods
Brandon Woods Principal Financial and Accounting Officer*

/s/ David Tait
David Tait Director*

/s/ William J. Shea
William J. Shea Director*

/s/ Neal Wolkoff
Neal Wolkoff Director*

/s/ Carlos Rodriguez
Carlos Rodriguez Director*
Date: November 23, 2020

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of WGC USA Asset Management Company, LLC, the Sponsor of the Registrant.

WORLD GOLD TRUST
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2020
INDEX

Page
Report of Independent Registered Public Accounting Firm for World Gold Trust	F-2
Combined Statements of Financial Condition at September 30, 2020 and 2019 for World Gold Trust	F-4
Combined Schedules of Investment at September 30, 2020 and 2019 for World Gold Trust	F-5
Combined Statements of Operations for the years ended September 30, 2020, 2019 and 2018 for World Gold Trust	F-6
Combined Statements of Cash Flows for the years ended September 30, 2020, 2019 and 2018 for World Gold Trust	F-7
Combined Statements of Changes in Net Assets for the years ended September 30, 2020, 2019 and 2018 for World Gold Trust	F-8
Notes to the Combined Financial Statements for World Gold Trust	F-9
Report of Independent Registered Public Accounting Firm for SPDR® Gold MiniShares SM Trust	F-18
Statements of Financial Condition at September 30, 2020 and 2019 for SPDR® Gold MiniSharesSM Trust	F-20
Schedules of Investment at September 30, 2020 and 2019 for SPDR® Gold MiniSharesSM Trust	F-21
Statements of Operations for the years ended September 30, 2020 and 2019 and the fiscal period ended September 30, 2018 for SPDR® Gold MiniSharesSM Trust	F-22
Statements of Cash Flows for the years ended September 30, 2020 and 2019 and the fiscal period ended September 30, 2018 for SPDR® Gold MiniSharesSM Trust	F-23
Statements of Changes in Net Assets for the years ended September 30, 2020 and 2019 and the fiscal period ended September 30, 2018 for SPDR® Gold MiniSharesSM Trust	F-24
Notes to the Financial Statements for SPDR® Gold MiniSharesSM Trust	F-25

Report of Independent Registered Public Accounting Firm
To the Trustee of World Gold Trust and the Board of Directors of WGC USA Asset Management Company, LLC:
Opinion on the Combined Financial Statements
We have audited the accompanying combined statements of financial condition of World Gold Trust and its series (the Trust), including the combined schedules of investment, as of September 30, 2020 and 2019, the related combined statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively, the combined financial statements). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2020 and 2019, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of September 30, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 23, 2020 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.
Basis for Opinion
These combined financial statements are the responsibility of WGC USA Asset Management Company, LLC (the Trust’s sponsor). Our responsibility is to express an opinion on these combined financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the combined financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the combined financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the evidence pertaining to the existence of the gold holdings
As disclosed in the combined schedule of investment, as of September 30, 2020, the Trust’s market value of gold holdings was $3.5 billion, representing approximately 100% of the Trust’s total assets. All of the gold holdings, which were 1.9 million ounces as of September 30, 2020, were held by a third-party custodian (the custodian).
We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the custodian as of September 30, 2020.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Trust’s gold holdings process, including controls over (1) the comparison of the Trust’s records of gold held to the custodian’s records and (2) the approval of gold deposits and withdrawals by the trustee of the Trust. We obtained a schedule directly from the custodian of the Trust’s gold holdings held by the custodian as of September 30, 2020. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also attended and observed part of the physical count of the Trust’s gold holdings performed at the custodian’s location by a third party engaged by the Trust’s sponsor. We obtained the physical count result of that third party and reconciled it to both the Trust’s and the custodian’s records.
/s/ KPMG LLP
We have served as the Trust’s auditor since 2016.
New York, New York
November 23, 2020

World Gold Trust
Combined Statements of Financial Condition
at September 30, 2020 and 2019

(Amounts in 000’s of US$)	Sep-30, 2020	Sep-30, 2019

ASSETS

Investment in Gold, at fair value (cost $3,014,561 and $916,790 at September 30, 2020 and 2019, respectively)	$3,542,996	$1,036,032

Gold receivable	18,793	14,819

Total Assets	$3,561,789	$1,050,851

LIABILITIES

Accounts payable to Sponsor	$517	$148

Total Liabilities	$517	$148

Net Assets	$3,561,272	$1,050,703

See notes to the combined financial statements.

World Gold Trust
Combined Schedules of
Investment

(All balances in 000’s except percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets

September 30, 2020

Investment in Gold	1,877.7	$3,014,561	$3,542,996	99.49%

Total Investments		$3,014,561	$3,542,996	99.49%

Assets in excess of liabilities			18,276	0.51%

Net Assets			$3,561,272	100.00%

(All balances in 000’s except percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets

September 30, 2019

Investment in Gold	697.5	$916,790	$1,036,032	98.60%

Total Investments		$916,790	$1,036,032	98.60%

Assets in excess of liabilities			14,671	1.40%

Net Assets			$1,050,703	100.00%

See notes to the combined financial statements.

World Gold Trust
Combined Statements of Operations
For the years ended September 30, 2020, 2019 and 2018

(Amounts in 000’s of US$)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019 (1)	Year Ended Sep-30, 2018 (2)

EXPENSES

Sponsor fees	$3,495	$1,201	$112

Gold Delivery Provider fees	—	48	33

Total expenses	3,495	1,249	145

Net investment loss	(3,495)	(1,249)	(145)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	455	77	2

Net realized gain/(loss) on Gold Delivery Agreement	—	1,820	635

Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	—	440	221

Net realized gain/(loss) from gold distributed for the redemption of shares	37,008	6,093	149

Net realized gain/(loss) from investment in gold sold to pay distributions	—	4,982	—

Net change in unrealized appreciation/(depreciation) on investment in gold	409,193	126,795	(8,367)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	446,656	140,207	(7,360)

Net Income/(Loss)	$443,161	$138,958	$(7,505)

(1)	Information is reflective of the period from October 1, 2018 through September 16, 2019 for GLDW (see note 1) and the year ended September 30, 2019 for GLDM.
(2)	Amounts are for the period June 26, 2018 (commencement of operations) to September 30, 2018 for GLDM.
See notes to the combined financial statements.

World Gold Trust
Combined Statements of Cash Flows
For the years ended September 30, 2020, 2019 and 2018

(Amounts in 000’s of US$)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019 (1)	Year Ended Sep-30, 2018
INCREASE/DECREASE IN CASH FROM OPERATIONS:

Cash proceeds received from sales of gold	$3,126	$1,082	$87

Cash expenses paid	(3,126)	(1,082)	(87)

Increase/(Decrease) in cash resulting from operations	—	—	—

INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:

Cash proceeds from issuance of shares	—	—	—

Cash paid for repurchase of shares	—	—	—

Cash proceeds from sales of gold to pay distributions	—	33,452	—

Distributions	—	(33,452)	—

Increase/(Decrease) in cash resulting from financing activities	—	—	—

Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of shares, net of change in gold receivable	$2,348,580	$743,766	$242,555

Value of gold distributed for redemption of shares	$(285,146)	$(60,418)	$(2,393)

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:

Value of Gold Delivery Agreement inflows — net of Gold Delivery Agreement receivable	$—	$9,556	$7,750

Value of Gold Delivery Agreement outflows — net of Gold Delivery Agreement payable	$—	$(7,736)	$(7,390)

(Amounts in 000’s of US$)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019 (1)	Year Ended Sep-30, 2018

RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Income/(Loss)	$443,161	$138,958	$(7,505)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Gold paid for Gold Delivery Provider fees	—	48	33

Proceeds from sales of gold to pay expenses	3,126	1,082	87

Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(455)	(77)	(2)

Net realized (gain)/loss on Gold Delivery Agreement	—	(1,820)	(635)

Net realized (gain)/loss from investment in gold sold to pay distributions	—	(4,982)	—

Net realized (gain)/loss on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	—	(440)	(221)

Net realized (gain)/loss from gold distributed for the redemption of shares	(37,008)	(6,093)	(149)

Net change in unrealized (appreciation)/depreciation on investment in gold	(409,193)	(126,795)	8,367

Increase/(Decrease) in accounts payable to Sponsor	369	119	25

Net cash provided by operating activities	$—	$—	$—

(1)	Information is reflective of the period from October 1, 2018 through September 16, 2019 for GLDW (see note 1) and the year ended September 30, 2019 for GLDM.
See notes to the combined financial statements.

World Gold Trust
Combined Statements of Changes in Net Assets
For the years ended September 30, 2020, 2019 and 2018

(Amounts in 000’s of US$)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019 (1)	Year Ended Sep-30, 2018

Net Assets – Opening Balance	$1,050,703	$255,337	$14,373

Creations	2,352,554	750,278	250,862

Redemptions	(285,146)	(60,418)	(2,393)

Distributions	—	(33,452)	—

Net investment loss	(3,495)	(1,249)	(145)

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	455	77	2

Net realized gain/(loss) from investment in gold sold to pay distributions	—	4,982	—

Net realized gain/(loss) on Gold Delivery Agreement	—	1,820	635

Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	—	440	221

Net realized gain/(loss) from gold distributed for the redemption of shares	37,008	6,093	149

Net change in unrealized appreciation/(depreciation) on investment in gold	409,193	126,795	(8,367)

Net Assets – Closing Balance	$3,561,272	$1,050,703	$255,337

(1)	Information is reflective of the period from October 1, 2018 through September 16, 2019 for GLDW (see note 1) and the year ended September 30, 2019 for GLDM.
See notes to the combined financial statements.

WORLD GOLD TRUST
Notes to the Combined Financial Statements
1. Organization
World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, one of which is operational as of
September 30, 2020
. All of the series of the Trust are collectively referred to as the “Funds” and each individually as a “Series.” The fiscal year-end
for the Trust and the Funds is September 30
th
.
The Trust had no operations with respect to the Funds’ Shares prior to January 27, 2017 other than matters relating to its organization and the registration of the offer and sale of the Funds’ Shares under the Securities Act of 1933, as amended
.
SPDR® Gold MiniShares
SM
Trust (“GLDM”) commenced operations on June 26, 2018. The investment objective of GLDM is for its Shares to reflect the performance of the price of gold, less its expenses. GLDM’s only ordinary recurring expense is the Sponsor’s annual fee of 0.18% of its net asset value (“NAV”).
SPDR® Long Dollar Gold Trust (“GLDW”) commenced operations on January 27, 2017. On July 15, 2019, the Sponsor notified the NYSE Arca, Inc. (the “NYSE Arca”) that it had determined to voluntarily close GLDW, delist GLDW, liquidate GLDW’s Shares and withdraw GLDW’s Shares from registration under the Exchange Act. GLDW ceased accepting creation and redemption orders after September 6, 2019 and trading of GLDW’s Shares on the NYSE Arca ceased at the open of market on September 10, 2019. The NYSE Arca filed a Form 25 with the Commission on September 11, 2019 and on September 16, 2019, a Post-Effective Amendment deregistering GLDW’s unsold Shares was declared effective and the final liquidation payments were made. The Combined Statements of Financial Condition and Schedules of Investment of the Trust for the year ended September 30, 2019 include the operations of GLDW up to its liquidation.
BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, (“BNYM” or the “Administrator”) is the administrator and transfer agent of the Funds. BNYM also serves as the custodian of Funds’ cash, if any. ICBC Standard Bank Plc (the “Custodian”) is responsible for custody of GLDM’s gold. Gold bullion was held by HSBC Bank plc on behalf of GLDW. State Street Global Advisors Funds Distributors, LLC is the marketing agent (the “Marketing Agent”).
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
These financial statements present the financial condition, results of operations and cash flows of the Funds and the Trust combined. For all periods presented, there were no balances or activity for the Trust and all balances and activity related to the Funds, and the footnotes accordingly relate to the Funds, unless stated otherwise.
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
2.4 Solactive GLD
®
Long USD Gold Index—Gold Delivery Agreement
The Gold Delivery Agreement terminated with the liquidation of GLDW as of September 12, 2019. Pursuant to the terms of the Gold Delivery Agreement prior to termination, GLDW entered into a transaction to deliver gold bullion to, or receive gold bullion from, Merrill Lynch International, as Gold Delivery Provider, each Business Day. The amount of gold bullion transferred essentially was equivalent to GLDW’s profit or loss as if it had exchanged the Reference Currencies comprising the Index (“FX Basket”), in the proportion in which they were reflected in the Index, for USDs in an amount equal to its holdings of gold bullion on such day. In general, if there was a currency gain (i.e., the value of the USD against the Reference Currencies comprising the FX Basket increases), GLDW would receive gold bullion. In general, if there was a currency loss (i.e., the value of the USD against the Reference Currencies comprising the FX Basket decreases), it would deliver gold bullion. In this manner, the amount of gold bullion held would be adjusted to reflect the daily change in the value of the Reference Currencies comprising the FX Basket against the USD. The Gold Delivery Agreement required gold bullion ounces, calculated pursuant to formulas contained in the Gold Delivery Agreement, to be delivered to the custody account of GLDW or the Gold Delivery Provider, as applicable. The fee that GLDW paid the Gold Delivery Provider for its services under the Gold Delivery Agreement was accrued daily and reflected in the calculation of the amount of gold bullion delivered pursuant to the Gold Delivery Agreement.
The Index was designed to represent the daily performance of a long position in physical gold, as represented by the LBMA Gold Price AM, and a short position in the basket of Reference Currencies with weightings determined by the FX Basket. The Reference Currencies and their respective weightings in the Index were as follows: Euro (EUR/USD) (57.6%), Japanese Yen (USD/ JPY) (13.6%), British Pound Sterling (GBP/USD) (11.9%), Canadian Dollar (USD/CAD) (9.1%), Swedish Krona (USD/SEK) (4.2%), and Swiss Franc (USD/CHF) (3.6%).

WORLD GOLD TRUST
Notes to the Combined Financial Statements

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

Level 3 –	Inputs that are unobservable for the asset and liability, including the Funds’ assumptions (if any) used in determining the fair value of investments.
The following table summarizes the Funds’ investments at fair value:

(Amounts in 000’s of US$) September 30, 2020	Level 1	Level 2	Level 3

Investment in Gold	$3,542,996	$—	$—

Total	$3,542,996	$—	$—

(Amounts in 000’s of US$) September 30, 2019	Level 1	Level 2	Level 3

Investment in Gold	$1,036,032	$—	$—

Gold Delivery Agreement	—	—	—

Total	$1,036,032	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2020 and 2019.
The Administrator values the gold held by the Funds on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the LBMA Gold Price. The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculates the net asset value (“NAV”) of the Funds on each day the NYSE Arca is open for regular trading. If no gold price is made on a particular evaluation day, the next most recent gold price is used in the determination of the NAV of the Funds, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

WORLD GOLD TRUST
Notes to the Combined Financial Statements
2.6 Custody of Gold
Gold bullion was held by HSBC Bank plc on behalf of GLDW and is held by ICBC Standard Bank Plc on behalf of GLDM, each individually referred to as the “Custodian.”
2.7 Gold Receivable/Payable
Gold receivable/payable represents the quantity of gold covered by contractually binding orders for the creation/redemption of Shares where the gold has not yet been transferred into/out of the Series’ account. Generally, ownership of the gold is transferred within two business days
of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2020	Sep-30, 2019

Gold receivable	$18,793	$14,819

(Amounts in 000’s of US$)	Sep-30, 2020	Sep-30, 2019

Gold payable	$—	$—
2.8 Gold Delivery Agreement Receivable
Gold Delivery Agreement receivable represented the quantity of gold due to be received under the Gold Delivery Agreement. The gold was transferred to GLDW’s allocated gold bullion account at the Custodian two business days
after the valuation date. There was no Gold Delivery Agreement receivable for the years ended September 30, 2020 and 2019 as a result of GLDW’s liquidation.
2.9 Gold Delivery Agreement Payable
Gold Delivery Agreement payable represented the quantity of gold due to be delivered under the Gold Delivery Agreement. The gold was transferred from GLDW’s allocated gold bullion account at the Custodian two business days

after the valuation date. There was no Gold Delivery Agreement payable for the years ended September 30, 2020 and 2019 as a result of GLDW’s liquidation.
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

WORLD GOLD TRUST
Notes to the Combined Financial Statements
2.10 Creations
and Redemptions of Shares—(continued)
As the Shares of the Funds are redeemable in Creation Units at the option of the Authorized Participants, the Funds have classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the years ended September 30, 2020 and 2019 were:

(Amounts in 000’s)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019

Activity in Number of Shares Created and Redeemed:

Creations	136,000	55,525

Redemptions	(17,400)	(3,937)

Distributions	—	(218)

Net change in Number of Shares Created and Redeemed	118,600	51,370

(Amounts in 000’s of US$)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019

Activity in Value of Shares Created and Redeemed:

Creations	$2,352,554	$750,278

Redemptions	(285,146)	(60,418)

Distributions	—	(33,452)

Net change in Value of Shares Created and Redeemed	$2,067,408	$656,408

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
The Funds’ net realized and change in unrealized gain on investment in gold for the year ended September 30, 2020 of $446,656 is made up of a realized gain of $455 from the sale of gold to pay Sponsor fees, a realized gain of $37,008 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $409,193 on investment in gold.
The Funds’ net realized and change in unrealized gain on investment in gold and Gold Delivery Agreement for the year ended September 30, 2019 of $140,207 is made up of a realized gain of $77 from the sale of gold to pay Sponsor fees, a realized gain of $1,820 from the Gold Delivery Agreement, a realized gain of $440 from gold transferred to cover the Gold Delivery Agreement and Gold Delivery Provider fees, a realized gain of $6,093 from gold distributed for the redemption of Shares, a realized gain of $4,982 from sale of gold to pay distributions, and a change in unrealized appreciation of $126,795 on investment in gold.
2.12 Income Taxes
The Funds are classified as “grantor trusts” for U.S. federal income tax purposes. As a result, the Funds are not subject to U.S. federal income tax. Instead, the Funds’ income and expenses “flow through” to

WORLD GOLD TRUST
Notes to the Combined Financial Statements
2.12 Income Taxes—(continued)
the shareholders, and the Administrator will report the Funds’ proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis
The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2020 or 2019. As of September 30, 2020, the 2019, 2018 and 2017 tax years remain open for examination. There were no examinations in progress at period end.
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
3. Quarterly Combined Statements of Operations
Year Ended September 30, 2020

	Three Months Ended (unaudited)				Year Ended Sep-30, 2020
(Amounts in 000’s of US$)	Dec-31, 2019	Mar-31, 2020	Jun-30, 2020	Sep-30, 2020

EXPENSES

Sponsor fees	$497	$586	$946	$1,466	$3,495

Total expenses	497	586	946	1,466	3,495

Net investment loss	(497)	(586)	(946)	(1,466)	(3,495)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	48	68	116	223	455

Net realized gain/(loss) from gold distributed for the redemption of share s	4,685	3,320	24,743	4,260	37,008

Net change in unrealized appreciation/(depreciation) from investment in gold	22,372	61,192	167,695	157,934	409,193

Net realized and change in unrealized gain/(loss) from investment in gold	27,105	64,580	192,554	162,417	446,656

Net Income/(Loss)	$26,608	$63,994	$191,608	$160,951	$443,161

WORLD GOLD TRUST
Notes to the Combined Financial Statements
3. Quarterly Combined Statements of Operations—(continued)
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
7. Derivative Contract Information
For the year ended September 30, 2019, the effect of GLDW’s derivative contracts on the Combined Statements of Operations was as follows:

Risk exposure derivative type	Location of Gain or Loss on Derivatives Recognized in Income	Year Ended Sep-30, 2019 (1)
(Amounts in 000’s of US$)
Currency Risk	Net Realized gain/(loss) on Gold Delivery Agreement	$1,820

(1)	The Gold Delivery Agreement terminated with the liquidation of GLDW as of September 12, 2019.
The table below summarizes the average daily notional value of derivative contracts outstanding during the period:

Year Ended Sep-30, 2019 (1)
(Amounts in 000’s of US$)

Average notional	$30,748

(1)	The Gold Delivery Agreement terminated with the liquidation of GLDW as of September 12, 2019.

WORLD GOLD TRUST
Notes to the Combined Financial Statements
7. Derivative Contract Information—(continued)
The notional value of the contract varied daily based on the value of gold held at the Custodian.
No contracts existed at September 30, 2020 and 2019 as a result of GLDW’s liquidation.
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
9. Financial Highlights
Management of the Sponsor does not believe including Financial Highlights in a combined evaluation is meaningful. Refer to GLDM’s Notes to the Financial Statements for Financial Highlight calculations.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Trustee of SPDR® Gold MiniShares
SM
Trust and the Board of Directors of WGC USA Asset Management Company, LLC:
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of SPDR® Gold MiniShares
SM
Trust (GLDM), a series of the World Gold Trust (the Trust), including the schedules of investment, as of September 30, 2020 and 2019, the related statements of operations, cash flows, and changes in net assets for each of the years in the two-year period ended September 30, 2020 and for the period June 26, 2018 (commencement of operations) through September 30, 2018, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of GLDM as of September 30, 2020 and 2019, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the two-year period ended September 30, 2020 and for the period June 26, 2018 through September 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), GLDM’s internal control over financial reporting as of September 30, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 23, 2020 expressed an unqualified opinion on the effectiveness of GLDM’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of WGC USA Asset Management Company, LLC (the Trust’s sponsor). Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to GLDM in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the evidence pertaining to the existence of the gold holdings
As disclosed in the schedule of investment, as of September 30, 2020, GLDM’s market value of gold holdings was $3.5 billion, representing approximately 100% of GLDM’s total assets. All of the gold holdings, which were 1.9 million ounces as of September 30, 2020, were held by a third-party custodian (the custodian).
We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the custodian as of September 30, 2020.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over GLDM’s gold holdings process, including controls over (1) the comparison of GLDM’s records of gold held to the custodian’s records and (2) the approval of gold deposits and withdrawals by the trustee of GLDM. We obtained a schedule directly from the custodian of GLDM’s gold holdings held by the custodian as of September 30, 2020. We compared the total ounces on such schedule to GLDM’s record of gold holdings. We also attended and observed part of the physical count of GLDM’s gold holdings performed at the custodian’s location by a third party engaged by GLDM’s sponsor. We obtained the physical count result of that third party and reconciled it to both GLDM’s and the custodian’s records.
/s/ KPMG LLP
We have served as the Trust’s auditor since 2016.
New York, New York
November 23, 2020

SPDR
®
Gold MiniShares
SM
Trust
Statements of Financial Condition
at September 30, 2020 and 2019

(Amounts in 000’s of US$ except for share and per share data)	Sep-30, 2020	Sep-30, 2019

ASSETS

Investment in Gold, at fair value (cost $3,014,561 and $916,790 at September 30, 2020 and 2019, respectively)	$3,542,996	$1,036,032

Gold receivable	18,793	14,819

Total Assets	$3,561,789	$1,050,851

LIABILITIES

Accounts payable to Sponsor	$517	$148

Total Liabilities	$517	$148

Net Assets	$3,561,272	$1,050,703

Shares issued and outstanding (1)	189,500,000	70,900,000

Net asset value per Share	$18.79	$14.82

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements.

SPDR® Gold MiniShares
SM
Trust
Schedules of Investment

(All balances in 000’s except percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets

September 30, 2020

Investment in Gold	1,877.7	$3,014,561	$3,542,996	99.49%

Total Investment		$3,014,561	$3,542,996	99.49%

Other assets in excess of liabilities			18,276	0.51%

Net Assets			$3,561,272	100.00%

(All balances in 000’s except percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets

September 30, 2019

Investment in Gold	697.5	$916,790	$1,036,032	98.60%

Total Investment		$916,790	$1,036,032	98.60%

Other assets in excess of liabilities			14,671	1.40%

Net Assets			$1,050,703	100.00%

See notes to the financial statements.

SPDR® Gold MiniShares
SM
Trust
Statements of Operations
For the years ended September 30, 2020 and 2019 and the fiscal period ended September 30, 2018

(Amounts in 000’s of US$, except per share data)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019	Fiscal Period Ended Sep-30, 2018 (1)

EXPENSES

Sponsor fees	$3,495	$1,106	$47

Total expenses	3,495	1,106	47

Net investment loss	(3,495)	(1,106)	(47)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	455	69	(1)

Net realized gain/(loss) from gold distributed for the redemption of shares	37,008	5,240	—

Net change in unrealized appreciation/(depreciation) on investment in gold	409,193	125,457	(6,215)

Net realized and change in unrealized gain/(loss) on investment in gold	446,656	130,766	(6,216)

Net Income/(Loss)	$443,161	$129,660	$(6,263)

Net income/(loss) per share	$3.92	$2.85	$(0.75)

Weighted average number of shares (in 000’s)	113,181	45,543	8,371

(1)	Amounts are for the period June 26, 2018 (commencement of operations) to September 30, 2018.

See notes to the financial statements.

SPDR® Gold MiniShares
SM
Trust
Statements of Cash Flows
For the years ended September 30, 2020 and 2019 and the fiscal period ended September 30, 2018

(Amounts in 000’s of US$)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019	Fiscal Period Ended Sep-30, 2018 (1)

INCREASE/DECREASE IN CASH FROM OPERATIONS:

Cash proceeds received from sales of gold	$3,126	$979	$26

Cash expenses paid	(3,126)	(979)	(26)

Increase/(Decrease) in cash resulting from operations	—	—	—

Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of shares net of change in gold receivable	$2,348,580	$740,241	$226,984

Value of gold distributed for redemption of shares	$(285,146)	$(54,738)	$—

(Amounts in 000’s of US$)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019	Fiscal Period Ended Sep-30, 2018 (1)

RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net income/(loss)	$443,161	$129,660	$(6,263)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities

Proceeds from sales of gold to pay expenses	3,126	979	26

Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(455)	(69)	1

Net realized (gain)/loss from gold distributed for the redemption of shares	(37,008)	(5,240)	—

Net change in unrealized (appreciation)/depreciation on investment in gold	(409,193)	(125,457)	6,215

Increase/(Decrease) in accounts payable to Sponsor	369	127	21

Net cash provided by operating activities	$—	$—	$—

(1)	Amounts are for the period June 26, 2018 (commencement of operations) to September 30, 2018.
See notes to the financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Statements of Changes in Net Assets
For the years ended September 30, 2020 and 2019 and the fiscal period ended September 30, 2018

(Amounts in 000’s of US$)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019	Fiscal Period Ended Sep-30, 2018 (1)

Net Assets – Opening Balance	$1,050,703	$229,028	$—

Creations	2,352,554	746,753	235,291

Redemptions	(285,146)	(54,738)	—

Net investment loss	(3,495)	(1,106)	(47)

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	455	69	(1)

Net realized gain/(loss) from gold distributed for the redemption of shares	37,008	5,240	—

Net change in unrealized appreciation/(depreciation) on investment in gold	409,193	125,457	(6,215)

Net Assets – Closing Balance	$3,561,272	$1,050,703	$229,028

(1)	Amounts are for the period June 26, 2018 (commencement of operations) to September 30, 2018.
See notes to the financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Notes to the Financial Statements
1.    Organization
World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest. The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, one of which is operational as of
September 30, 2020.
The accompanying financial statements relate to the series SPDR® Gold MiniShares
SM
Trust (“GLDM”). The shares of GLDM (the “Shares”) began publicly trading on June 26, 2018 on the NYSE Arca, Inc.(the “NYSE Arca”). The Shares are also listed on the Mexican Stock Exchange (Bolsa Mexicana de Valores). The fiscal year-end
of GLDM is September 30
th
.
The investment objective of GLDM is for the Shares to reflect the performance of the price of gold bullion, less its expenses. GLDM’s only ordinary recurring expense is the Sponsor’s annual fee of 0.18% of its net asset value (“NAV”). The Sponsor believes that, for many investors, the Shares represent a cost-effective investment in gold.
BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM” or the “Administrator”), is the administrator and transfer agent. BNYM also serves as the custodian of GLDM’s cash, if any. ICBC Standard Bank Plc (the “Custodian”) is responsible for custody of GLDM’s gold bullion. State Street Global Advisors Funds Distributors, LLC (the “Marketing Agent”) is the Marketing Agent.
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

Level 3 –	Inputs that are unobservable for the asset and liability, including a fund’s assumptions (if any) used in determining the fair value of investments.
The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$) September 30, 2020	Level 1	Level 2	Level 3

Investment in Gold	$3,542,966	$—	$—

Total	$3,542,966	$—	$—

(Amounts in 000’s of US$) September 30, 2019	Level 1	Level 2	Level 3

Investment in Gold	$1,036,032	$—	$—

Total	$1,036,032	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2020 and 2019.
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
2.5    Custody of Gold
Gold bullion is held by the Custodian on behalf of GLDM. During the years ended September 30, 2020 and 2019, no gold was held by a subcustodian.
2.6    Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2020	Sep-30, 2019

Gold receivable	$18,793	$14,819
2.7    Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2020	Sep-30, 2019

Gold payable	$—	$—
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
As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the years ended September 30, 2020 and 2019 and the fiscal period ended September 30, 2018 were:

(Amounts are in 000’s)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019	Fiscal Period Ended Sep-30, 2018

Activity in Number of Shares Created and Redeemed:

Creations	136,000	55,500	19,300

Redemptions	(17,400)	(3,900)	(—)

Net change in Number of Shares Created and Redeemed	118,600	51,600	19,300

SPDR
®
Gold MiniShares
SM
Trust
Notes to the Financial Statements
2.8    Creations and Redemptions of Shares—(continued)

(Amounts in 000’s of US$)	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019	Fiscal Period Ended Sep-30, 2018

Activity in Value of Shares Created and Redeemed:

Creations	$2,352,554	$746,753	$235,291

Redemptions	(285,146)	(54,738)	(—)

Net change in Value of Shares Created and Redeemed	$2,067,408	$692,015	$235,291

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
GLDM’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2020 of $446,656 is made up of a realized gain of $455 from the sale of gold to pay Sponsor fees, a realized gain of $37,008 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $409,193 on investment in gold.
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
The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2020. As of September 30, 2020, the 2019 and 2018 tax years remain open for examination. There were no
examinations in progress at period end.
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

SPDR
®
Gold MiniShares
SM
Trust
Notes to the Financial Statements

3.    Quarterly Statements of Operations
Year Ended September 30, 2020

	Three Months Ended (unaudited)
(Amounts in 000’s of US$, except per share data)	Dec-31, 2019	Mar-31, 2020	Jun-30, 2020	Sep-30, 2020	Year Ended Sep-30, 2020

EXPENSES

Sponsor fees	$497	$586	$946	$1,466	$3,495

Total expenses	497	586	946	1,466	3,495

Net investment loss	(497)	(586)	(946)	(1,466)	(3,495)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	48	68	116	223	455

Net realized gain/(loss) from gold distributed for the redemption of shares	4,685	3,320	24,743	4,260	37,008

Net change in unrealized appreciation/(depreciation) on investment in gold	22,372	61,192	167,695	157,934	409,193

Net realized and change in unrealized gain/(loss) on investment in gold	27,105	64,580	192,554	162,417	446,656

Net Income/(Loss)	$26,608	$63,994	$191,608	$160,951	$443,161

Net income/(loss) per share	$0.36	$0.77	$1.54	$0.94	$3.92

Weighted average number of shares (in 000’s)	74,360	83,274	124,313	170,573	113,181

Year Ended September 30, 2019

	Three Months Ended (unaudited)
(Amounts in 000’s of US$, except per share data)	Dec-31, 2018	Mar-31, 2019	Jun-30, 2019	Sep-30, 2019	Year Ended Sep-30, 2019

EXPENSES

Sponsor fees	$134	$250	$305	$417	$1,106

Total expenses	134	250	305	417	1,106

Net investment loss	(134)	(250)	(305)	(417)	(1,106)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	—	9	9	51	69

Net realized gain/(loss) from gold distributed for the redemption of shares	—	—	975	4,265	5,240

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
Various factors could affect the price of gold including: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, South Africa and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) other economic variables such as income growth, economic output, and monetary policies; and (vii) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on GLDM’s financial position and results of operations.

SPDR
®
Gold MiniShares
SM
Trust
Notes to the Financial Statements

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
8.    Financial Highlights
The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the years ended September 30, 2020 and 2019 and the fiscal period ended September 30, 2018. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019	Fiscal Period Ended Sep-30, 2018 (1)

Net Asset Value

Net asset value per Share, beginning of period	$14.82	$11.87	$12.60

Net investment income/(loss)	(0.03)	(0.02)	(0.01)

Net Realized and Change in Unrealized Gain/(Loss)	4.00	2.97	(0.72)

Net Income/(Loss)	3.97	2.95	(0.73)

Net asset value per Share, end of period	$18.79	$14.82	$11.87

Market value per Share, beginning of period	$14.70	$11.91	$12.59

Market value per Share, end of period	$18.80	$14.70	$11.91

Ratio to average net assets
Net Investment loss	(0.18)%	(0.18)%	(0.18)%

Gross expenses	0.18%	0.18%	0.18%

Net expenses	0.18%	0.18%	0.18%

Total Return, at net asset value	26.79%	24.85%	(5.79)%

Total Return, at market value	27.89%	23.43%	(5.40)%

(1)	Percentages are annualized.