Form 10-Q
period 2020-12-31
World Gold Trust
filed 2021-02-05
CIK 1618181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2020

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
of the Exchange Act).    Yes  ☐    No  ☒
As of February 4, 2021 SPDR
®
Gold MiniShares
SM
Trust had 227,300,000 shares outstanding.

WORLD GOLD TRUST

World Gold Trust
PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)
Combined Statements of Financial Condition
at December 31, 2020 (unaudited) and September 30, 2020

(Amounts in 000’s of US$)	Dec-31, 2020	Sep-30, 2020
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $3,515,715 and $3,014,561 at December 31, 2020 and September 30, 2020, respectively)	$4,016,236	$3,542,996
Gold receivable	—	18,793

Total Assets	$4,016,236	$3,561,789

LIABILITIES
Accounts payable to Sponsor	$578	$517

Total Liabilities	$578	$517

Net Assets	$4,015,658	$3,561,272

See notes to the unaudited financial statements.

World Gold Trust
Combined Schedules of Investment

(All balances in 000’s except for percentages)
December 31, 2020	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	2,123.8	$3,515,715	$4,016,236	100.01%

Total Investment		$3,515,715	$4,016,236	100.01%
Liabilities in excess of other assets			(578)	(0.01)%

Net Assets			$4,015,658	100.00%

September 30, 2020	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	1,877.7	$3,014,561	$3,542,996	99.49%

Total Investment		$3,014,561	$3,542,996	99.49%
Other assets in excess of liabilities			18,276	0.51%

Net Assets			$3,561,272	100.00%

See notes to the
unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Operations
For the three months ended December 31, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2020	Three Months Ended Dec-31, 2019
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$1,693	$497

Total expenses	1,693	497

Net investment loss	(1,693)	(497)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	224	48
Net realized gain/(loss) from gold distributed for the redemption of shares	34,670	4,685
Net change in unrealized appreciation/(depreciation) on investment in gold	(27,914)	22,372

Net realized and change in unrealized gain/(loss) on investment in gold	6,980	27,105

Net income/(loss)	$5,287	$26,608

See notes to the unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Cash Flows
For the three months ended December 31, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2020	Three Months Ended Dec-31, 2019
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$1,632	$477
Cash expenses paid	(1,632)	(477)

Increase/(Decrease) in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of change in gold receivable	$797,342	$112,796

Value of gold distributed for redemption of shares - net of change in gold receivable	$329,450	$49,796

(Amounts in 000’s of US$)	Three Months Dec-31, 2020	Three Months Dec-31, 2019
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income/(Loss)	$5,287	$26,608
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	1,632	477
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(224)	(48)
Net realized (gain)/loss from gold distributed for the redemption of shares	(34,670)	(4,685)
Net change in unrealized (appreciation)/depreciation on investment in gold	27,914	(22,372)
Increase/(Decrease) in accounts payable to Sponsor	61	20

Net cash provided by operating activities	$—	$—

See notes to the unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Changes in Net Assets
For the three months ended December 31, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2020	Three Months Ended Dec-31, 2019
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$3,561,272	$1,050,703
Creations	778,549	105,571
Redemptions	(329,450)	(49,796)
Net investment loss	(1,693)	(497)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	224	48
Net realized gain/(loss) from gold distributed for the redemption of shares	34,670	4,685
Net change in unrealized appreciation/(depreciation) on investment in gold	(27,914)	22,372

Net Assets - Closing Balance	$4,015,658	$1,133,086

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Statements of Financial Condition
at December 31, 2020 (unaudited) and September 30, 2020

(Amounts in 000’s of US$ except for share and per share data)	Dec-31, 2020	Sep-30, 2020
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $3,515,715 and $3,014,561 at December 31, 2020 and September 30, 2020, respectively)	$4,016,236	$3,542,996
Gold receivable	—	18,793

Total Assets	$4,016,236	$3,561,789

LIABILITIES
Accounts payable to Sponsor	$578	$517

Total Liabilities	$578	$517

Net Assets	$4,015,658	$3,561,272

Shares issued and outstanding (1)	213,300,000	189,500,000
Net asset value per Share	$18.83	$18.79

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.
See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Schedules of Investment

(All balances in 000’s except for percentages)
December 31, 2020	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	2,123.8	$3,515,715	$4,016,236	100.01%

Total Investment		$3,515,715	$4,016,236	100.01%
Liabilities in excess of other assets			(578)	(0.01)%

Net Assets			$4,015,658	100.00%

September 30, 2020	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	1,877.7	$3,014,561	$3,542,996	99.49%

Total Investment		$3,014,561	$3,542,996	99.49%
Other assets in excess of liabilities			18,276	0.51%

Net Assets			$3,561,272	100.00%

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Operations
For the three months ended December 31, 2020 and 2019

(Amounts in 000’s of US$, except per share data)	Three Months Ended Dec-31, 2020	Three Months Ended Dec-31, 2019
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$1,693	$497

Total expenses	1,693	497

Net investment loss	(1,693)	(497)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	224	48
Net realized gain/(loss) from gold distributed for the redemption of shares	34,670	4,685
Net change in unrealized appreciation/(depreciation) on investment in gold	(27,914)	22,372

Net realized and change in unrealized gain/(loss) on investment in gold	6,980	27,105

Net income/(loss)	$5,287	$26,608

Net income/(loss) per share	$0.03	$0.36
Weighted average number of shares (in 000’s)	199,978	74,360
See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Cash Flows
For the three months ended December 31, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2020	Three Months Ended Dec-31, 2019
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$1,632	$477
Cash expenses paid	(1,632)	(477)

Increase/(Decrease) in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares - net of change in gold receivable	$797,342	$112,796

Value of gold distributed for redemption of shares - net of change in gold receivable	$329,450	$49,796

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2020	Three Months Ended Dec-31, 2019
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$5,287	$26,608
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	1,632	477
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(224)	(48)
Net realized (gain)/loss from gold distributed for the redemption of shares	(34,670)	(4,685)
Net change in unrealized (appreciation)/depreciation on investment in gold	27,914	(22,372)
Increase/(Decrease) in accounts payable to Sponsor	61	20

Net cash provided by operating activities	$—	$—

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Changes in Net Assets
For the three months ended December 31, 2020 and 2019

(Amounts in 000’s of US$)	Three Months Ended Dec-31, 2020	Three Months Ended Dec-31, 2019
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$3,561,272	$1,050,703
Creations	778,549	105,571
Redemptions	(329,450)	(49,796)
Net investment loss	(1,693)	(497)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	224	48
Net realized gain/(loss) from gold distributed for the redemption of shares	34,670	4,685
Net change in unrealized appreciation/(depreciation) on investment in gold	(27,914)	22,372

Net Assets - Closing Balance	$4,015,658	$1,133,086

See notes to the unaudited financial statements.

WORLD GOLD TRUST
Notes to the Unaudited Financial Statements

1.	Organization
The World Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust ( “Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, one of which is operational as of December 31, 2020.
The accompanying financial statements relate to the Trust and its one operational series, SPDR
®
Gold MiniShares
SM
Trust (“GLDM”). The shares of GLDM (the “Shares”) began publicly trading on June 26, 2018 on the NYSE Arca, Inc. (the “NYSE Arca”). The Shares are also listed on the Mexican Stock Exchange (Bolsa Mexicana de Valores). The fiscal year-end
of GLDM is September 30th.
The investment objective of GLDM is for its Shares to reflect the performance of the price of gold, less its expenses. GLDM’s only ordinary recurring expense is the Sponsor’s annual fee of 0.18% of its net asset value (“NAV”). The Sponsor believes that, for many investors, the Shares represent a cost-effective investment in gold.
BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, (“BNYM” or the “Administrator”) is the administrator and transfer agent. BNYM also serves as the custodian of GLDM’s cash, if any. ICBC Standard Bank Plc (the “Custodian”) is responsible for custody of GLDM’s gold. State Street Global Advisors Funds Distributors, LLC is the marketing agent (the “Marketing Agent”).
The Trust had no operations with respect to GLDM’s Shares prior to June 26, 2018 other than matters relating to its organization and the registration of the offer and sale of GLDM’s Shares under the Securities Act of 1933, as amended.
The Statements of Financial Condition and Schedules of Investment at December 31, 2020, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three months ended December 31, 2020 and 2019 have been prepared without audit.
In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2020 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on
Form 10-K for
the fiscal year ended September 30, 2020. The results of operations for the three months ended December 31, 2020 are not necessarily indicative of the operating results for the full fiscal year.

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
The financial statements are presented for the Trust, as the SEC registrant, combined with GLDM and for GLDM individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to GLDM are enforceable only against the assets of GLDM and not against the assets of the Trust generally or any other series that the Trust may establish.

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
The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$) December 31, 2020	Level 1	Level 2	Level 3
Investment in Gold	$4,016,236	$—	$—

Total	$4,016,236	$—	$—

(Amounts in 000’s of US$) September 30, 2020	Level 1	Level 2	Level 3
Investment in Gold	$3,542,996	$—	$—

Total	$3,542,996	$—	$—

There were no transfers between Level 1 and other Levels for the three months ended December 31, 2020 or for the year ended September 30, 2020.
The Administrator values the gold held by GLDM on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (the “IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the London Bullion Market Association (the “LBMA”). In determining the NAV of GLDM, the Administrator values the gold held on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (the “LBMA Gold Price PM”), which is an electronic auction. The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculates the NAV of GLDM on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM is used in the determination of the NAV of GLDM, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

2.5	Custody of Gold
Gold is held by the Custodian on behalf of GLDM. During the three months ended December 31, 2020 and the year ended September 30,
2020
, no gold was held by a subcustodian.

2.6	Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2020	2020
Gold receivable	$—	$18,793

2.7	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2020	2020
Gold payable	$—	$—

2.8	Creations and Redemptions of Shares
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

Changes in the Shares for the three months ended December 31, 2020 and 2019 are as follows:

	Three Months Ended	Three Months Ended
(Amounts are in 000’s)	Dec-31, 2020	Dec-31, 2019
Activity in Number of Shares Created and Redeemed:
Creations	42,000	7,100
Redemptions	(18,200)	(3,400)

Net Change in Number of Shares Created and Redeemed	23,800	3,700

	Three Months Ended	Three Months Ended
(Amounts in 000’s of US$)	Dec-31, 2020	Dec-31, 2019
Activity in Number of Shares Created and Redeemed:
Creations	$778,549	$105,571
Redemptions	(329,450)	(49,796)

Net change in Number of Shares Created and Redeemed	$449,099	$55,775

2.9	Income and Expense ( Amounts in 000’s of US$)
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
GLDM’s net realized and change in unrealized gain on investment in gold for the three months ended December 31, 2020 of $6,980 is made up of a realized gain of $224 from the sale of gold to pay Sponsor fees, a realized gain of $34,670 from gold distributed for the redemption of shares, and a change in unrealized depreciation of $27,914 on investment in gold.
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

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2020. As of December 31, 2020, the 2019 and 2018 tax years remain open for examination. There were no examinations in progress at period end.

3.	Related Parties— Sponsor
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
GLDM’s only ordinary recurring operating expense
is
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
The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three months ended December 31, 2020 and 2019. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended	Three Months Ended
	Dec-31, 2020	Dec-31, 2019
Net Asset Value
Net asset value per Share, beginning of period	$18.79	$14.82
Net investment income/(loss)	(0.01)	(0.01)
Net Realized and Change in Unrealized Gain/(Loss)	0.05	0.38

Net Income/(Loss)	0.04	0.37

Net asset value per Share, end of period	$18.83	$15.19

Market value per Share, beginning of period	$18.80	$14.70

Market value per Share, end of period	$18.94	$15.14

Ratio to average net assets
Net investment loss (1)	(0.18)%	(0.18)%

Gross expenses (1)	0.18%	0.18%

Net expenses (1)	0.18%	0.18%

Total Return, at net asset value (2)	0.21%	2.50%

Total Return, at market value (2)	0.74%	2.99%

(1)	Percentages are annualized.
(2)	Percentages are not annualized

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. This Quarterly Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future gold prices, gold bullion sales, foreign currencies (including the Reference Currencies), foreign currency exchange rates, costs, plans, or objectives are forward-looking statements based on our estimates, beliefs, assumptions and projections. Words such as “could,” “would,” “may,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” and “predict,” and variations on such words, and similar expressions that reflect our current views with respect to future events and fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Important factors that we believe could affect performance and cause results to differ materially from our expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form
10-K
for the fiscal year ended September 30, 2020, as updated from time to time in World Gold Trust’s Securities and Exchange Commission filings.
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
The Trust established six separate series, of which only SPDR
®
Gold MiniShares
SM
Trust (“GLDM”) is operational as of December 31, 2020. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.
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
Share prive & NAV v. gold price - June 26, 2018 to December 31, 2020
Critical Accounting Policy
Valuation of Gold, Definition of NAV
GLDM values the investment in gold bullion at fair value. BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (the “Administrator”), will value any gold bullion held by GLDM on the basis of the price of an ounce of gold as determined by the ICE Benchmark Administration Limited (the “IBA”). In determining the NAV, the Administrator will value the gold bullion held by GLDM on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (the “LBMA Gold Price PM”). The Administrator will calculate the NAV on each day the NYSE Arca is open for regular trading, at the earlier LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price (AM or PM) is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. Gold held by GLDM is reported at fair value on the Statement of Financial Condition.
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

Results of Operations
In the three months ended December 31, 2020, 42,000,000 Shares (420 Creation Units) were created in exchange for 418,198.1 ounces of gold, 18,200,000 Shares (182 Creation Units) were redeemed in exchange for 181,217.4 ounces of gold and 865.2 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.
At December 31, 2020, the amount of gold owned by GLDM and held by the Custodian in its vault was 2,123,756.4 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $4,016,235,792 based on the LBMA Gold Price PM on December 31, 2020 (cost — $3,515,714,911). Subcustodians did not hold any gold in their vaults on behalf of GLDM.
As at September 30, 2020, the amount of gold owned by GLDM and held by the custodian in its vault was 1,877,680.9 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $3,542,996,473 based on the LBMA Gold Price PM on September 30, 2020 (cost — $3,014,561,176).
Cash Resources and Liquidity
At December 31, 2020, GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.
The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to December 31, 2020.
LBMA Gold Price PM USD

The average, high, low and
end-of-period
gold prices for the three and twelve-month periods from June 30, 2018 to December 31, 2020 and for the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to December 31, 2020, based on the LBMA Gold Price PM, were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to June 30, 2018	$1,305.99	$1,351.45	Apr 18, 2018	$1,250.45	June 29, 2018	$1,250.45	June 29, 2018
Three months to September 30, 2018	$1,213.19	$1,262.05	July 9, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Three months to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 9, 2018	$1,281.65	Dec 31, 2018 (2)
Three months to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019
Three months to June 30, 2019	$1,309.39	$1,431.40	Jun 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	Jun 28, 2019
Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 4, 2019	$1,388.65	Jul 5, 2019	$1,485.30	Sep 30, 2019
Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019 (2)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020
Three months to June 30, 2020	$1,711.13	$1,771.60	June 29, 2020	$1,576.55	Apr 1, 2020	$1,768.10	June 30, 2020
Three months to September 30, 2020	$1,908.56	$2,067.15	Aug 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sep 30, 2020 (2)
Three months to December 31, 2020	$1,874.23	$1,940.80	Nov 6, 2020	$1,762.55	Nov 30, 2020	$1,891.10	Dec 31, 2020 (2)

Twelve months ended December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 9 2018	$1,281.65	Dec 31, 2018 (2)
Twelve months ended December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019 (2)
Twelve months ended December 31, 2020	$1,769.59	$2,067.15	Aug 6, 2020	$1,474.25	Mar 19, 2020	$1,891.10	Dec 31, 2020 (2)

June 26, 2018 to December 31, 2020	$1,507.38	$2,067.15	Aug 6, 2020	$1,178.40	Aug 17, 2018	$1,891.10	Dec 31, 2020 (2)

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period.
(2)
There was no LBMA Gold Price PM on the last business day of December 2020, 2019 or 2018. The LBMA Gold Price AM on the last business day of December 2020, 2019 and 2018 was $1,891.10, $1,523.00 and $1,281.65, respectively. The Net Asset Value of GLDM on December 31, 2020, 2019 and 2018 was calculated using the LBMA Gold Price AM.

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
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form
10-K
for the year ended September 30, 2020, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2020 Annual Report on
Form 10-K.
The risks described in our Annual Report on Form
10-K
are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)
Since GLDM commenced operations on June 26, 2018, and in the period from then to December 31, 2020, 252,800,000 Shares (2,528 Creation Units) were created in exchange for 2,520,789.2 ounces of gold and 39,500,000 (395 Creation Units) were redeemed in exchange for 393,596.5 ounces of gold.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
10/01/20 to 10/31/20	2,200,000	.00996
11/01/20 to 11/30/20	7,300,000	.00996
12/01/20 to 12/31/20	8,700,000	.00996

Total	18,200,000	.00996

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended to December 31, 2020.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

WGC USA Asset Management Company, LLC Sponsor of the World Gold Trust
(Registrant)

By:	/s/ Joseph R. Cavatoni
Joseph R. Cavatoni
Principal Executive Officer*

By:	/s/ Brandon Woods
Brandon Woods
Principal Financial and Accounting Officer*
Date: February 5, 2021

*	The Registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the Registrant.