Form 10-Q
period 2021-06-30
World Gold Trust
filed 2021-08-05
CIK 1618181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2021

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
of the Exchange Act).    Yes  ☐    No  ☒
As of August
4
,
2021, SPDR
®
Gold MiniShares
SM
Trust ha
d
249,000,000

shares
outstanding.

WORLD GOLD TRUST

World Gold Trust
PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)
Combined Statements of Financial Condition
at June 30, 2021 (unaudited) and September 30, 2020

(Amounts in 000’s of US$)	Jun-30, 2021	Sep-30, 2020
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $4,119,134 and $3,014,561 at June 30, 2021 and September 30, 2020, respectively)	$4,326,974	$3,542,996
Gold receivable	—	18,793

Total Assets	$4,326,974	$3,561,789

LIABILITIES
Accounts payable to Sponsor	$662	$517

Total Liabilities	$662	$517

Net Assets	$4,326,312	$3,561,272

See notes to the unaudited financial statements.

World Gold Trust
Combined Schedules of Investment

(Amounts in 000’s except for percentages)
June 30, 2021	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	2,454.1	$4,119,134	$4,326,974	100.02%

Total Investment		$4,119,134	$4,326,974	100.02%
Liabilities in excess of other assets			(662)	(0.02)%

Net Assets			$4,326,312	100.00%

September 30, 2020	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	1,877.7	$3,014,561	$3,542,996	99.49%

Total Investment		$3,014,561	$3,542,996	99.49%
Other assets in excess of liabilities			18,276	0.51%

Net Assets			$3,561,272	100.00%

See notes to the unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Operations
For the three and nine months ended June 30, 2021 and June 30, 2020

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2021	Three Months Ended Jun-30, 2020	Nine Months Ended Jun-30, 2021	Nine Months Ended Jun-30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$1,952	$946	$5,439	$2,029

Total expenses	1,952	946	5,439	2,029

Net investment loss	(1,952)	(946)	(5,439)	(2,029)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	154	116	500	232
Net realized gain/(loss) from gold distributed for the redemption of shares	19	24,743	36,894	32,748
Net change in unrealized appreciation/(depreciation) on investment in gold	160,714	167,695	(320,595)	251,259

Net realized and change in unrealized gain/(loss) on investment in gold	160,887	192,554	(283,201)	284,239

Net income/(loss)	$158,935	$191,608	$(288,640)	$282,210

See notes to the unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Cash Flows
For the three and nine months ended June 30, 2021 and June 30, 2020

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2021	Three Months Ended Jun-30, 2020	Nine Months Ended Jun-30, 2021	Nine Months Ended Jun-30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$1,899	$824	$5,294	$1,835
Cash expenses paid	(1,899)	(824)	(5,294)	(1,835)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$224,805	$981,747	$1,465,622	$1,464,937

Value of gold distributed for redemption of shares-net of change in gold payable	$—	$174,354	$393,149	$261,944

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2021	Three Months Ended Jun-30, 2020	Nine Months Ended Jun-30, 2021	Nine Months Ended Jun-30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$158,935	$191,608	$(288,640)	$282,210
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	1,899	824	5,294	1,835
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(154)	(116)	(500)	(232)
Net realized (gain)/loss from gold distributed for the redemption of shares	(19)	(24,743)	(36,894)	(32,748)
Net change in unrealized (appreciation)/depreciation on investment in gold	(160,714)	(167,695)	320,595	(251,259)
Increase/(Decrease) in accounts payable to Sponsor	53	122	145	194

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Changes in Net Assets
For the three and nine months ended June 30, 2021 and June 30, 2020

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2021	Three Months Ended Jun-30, 2020	Nine Months Ended Jun-30, 2021	Nine Months Ended Jun-30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$3,942,572	$1,615,111	$3,561,272	$1,050,703
Creations	224,805	888,722	1,446,829	1,450,118
Redemptions	—	(174,354)	(393,149)	(261,944)
Net investment loss	(1,952)	(946)	(5,439)	(2,029)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	154	116	500	232
Net realized gain/(loss) from gold distributed for the redemption of shares	19	24,743	36,894	32,748
Net change in unrealized appreciation/(depreciation) on investment in gold	160,714	167,695	(320,595)	251,259

Net Assets - Closing Balance	$4,326,312	$2,521,087	$4,326,312	$2,521,087

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Statements of Financial Condition
at June 30, 2021 (unaudited) and September 30, 2020

(Amounts in 000’s of US$ except for share and per share data)	Jun-30, 2021	Sep-30, 2020
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $4,119,134 and $3,014,561 at June 30, 2021 and September 30, 2020, respectively)	$4,326,974	$3,542,996
Gold receivable	—	18,793

Total Assets	$4,326,974	$3,561,789

LIABILITIES
Accounts payable to Sponsor	$662	$517

Total Liabilities	$662	$517

Net Assets	$4,326,312	$3,561,272

Shares issued and outstanding (1)	246,700,000	189,500,000
Net asset value per Share	$17.54	$18.79

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.
See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Schedules of Investment

(Amounts in 000’s except for percentages)
June 30, 2021	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	2,454.1	$4,119,134	$4,326,974	100.02%

Total Investment		$4,119,134	$4,326,974	100.02%
Liabilities in excess of other assets			(662)	(0.02)%

Net Assets			$4,326,312	100.00%

September 30, 2020	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	1,877.7	$3,014,561	$3,542,996	99.49%

Total Investment		$3,014,561	$3,542,996	99.49%
Other assets in excess of liabilities			18,276	0.51%

Net Assets			$3,561,272	100.00%

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Operations
For the three and nine months ended June 30, 2021 and June 30, 2020

(Amounts in 000’s of US$, except per share data)	Three Months Ended Jun-30, 2021	Three Months Ended Jun-30, 2020	Nine Months Ended Jun-30, 2021	Nine Months Ended Jun-30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$1,952	$946	$5,439	$2,029

Total expenses	1,952	946	5,439	2,029

Net investment loss	(1,952)	(946)	(5,439)	(2,029)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	154	116	500	232
Net realized gain/(loss) from gold distributed for the redemption of shares	19	24,743	36,894	32,748
Net change in unrealized appreciation/(depreciation) on investment in gold	160,714	167,695	(320,595)	251,259

Net realized and change in unrealized gain/(loss) on investment in gold	160,887	192,554	(283,201)	284,239

Net income/(loss)	$158,935	$191,608	$(288,640)	$282,210

Net income/(loss) per share	$0.66	$1.54	$(1.30)	$3.01
Weighted average number of shares (in 000’s)	241,069	124,313	222,491	93,911
See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Cash Flows
For the three and nine months ended June 30, 2021 and June 30, 2020

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2021	Three Months Ended Jun-30, 2020	Nine Months Ended Jun-30, 2021	Nine Months Ended Jun-30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$1,899	$824	$5,294	$1,835
Cash expenses paid	(1,899)	(824)	(5,294)	(1,835)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$224,805	$981,747	$1,465,622	$1,464,937

Value of gold distributed for redemption of shares-net of change in gold payable	$—	$174,354	$393,149	$261,944

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2021	Three Months Ended Jun-30, 2020	Nine Months Ended Jun-30, 2021	Nine Months Ended Jun-30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$158,935	$191,608	$(288,640)	$282,210
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	1,899	824	5,294	1,835
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(154)	(116)	(500)	(232)
Net realized (gain)/loss from gold distributed for the redemption of shares	(19)	(24,743)	(36,894)	(32,748)
Net change in unrealized (appreciation)/depreciation on investment in gold	(160,714)	(167,695)	320,595	(251,259)
Increase/(Decrease) in accounts payable to Sponsor	53	122	145	194

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Changes in Net Assets
For the three and nine months ended June 30, 2021 and June 30, 2020

(Amounts in 000’s of US$)	Three Months Ended Jun-30, 2021	Three Months Ended Jun-30, 2020	Nine Months Ended Jun-30, 2021	Nine Months Ended Jun-30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$3,942,572	$1,615,111	$3,561,272	$1,050,703
Creations	224,805	888,722	1,446,829	1,450,118
Redemptions	—	(174,354)	(393,149)	(261,944)
Net investment loss	(1,952)	(946)	(5,439)	(2,029)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	154	116	500	232
Net realized gain/(loss) from gold distributed for the redemption of shares	19	24,743	36,894	32,748
Net change in unrealized appreciation/(depreciation) on investment in gold	160,714	167,695	(320,595)	251,259

Net Assets - Closing Balance	$4,326,312	$2,521,087	$4,326,312	$2,521,087

See notes to the unaudited financial statements.

WORLD GOLD TRUST
Notes to the Unaudited Financial Statements

1.	Organization
The World Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, one of which is operational as of June 30, 2021.
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
The Statements of Financial Condition and Schedules of Investment at June 30, 2021, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three and nine months ended June 30, 2021 and 2020 have been prepared without audit.
In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2021 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form
10-K
for the fiscal year ended September 30, 2020. The results of operations for the three and nine months ended June 30, 2021 are not necessarily indicative of the operating results for the full fiscal year.

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
The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$) June 30, 2021	Level 1	Level 2	Level 3
Investment in Gold	$4,326,974	$—	$—

Total	$4,326,974	$—	$—

(Amounts in 000’s of US$) September 30, 2020	Level 1	Level 2	Level 3
Investment in Gold	$3,542,996	$—	$—

Total	$3,542,996	$—	$—

There were no transfers between Level 1 and other Levels for the nine months ended June 30, 2021 or for the year ended September 30, 2020.
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
Gold is held by the Custodian on behalf of GLDM. During the nine months ended June 30, 2021 and the year ended September 30, 2020, no gold was held by a subcustodian.

2.6	Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Jun-30, 2021	Sep-30, 2020
Gold receivable	$—	$18,793

2.7	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Jun-30, 2021	Sep-30, 2020
Gold payable	$—	$—

2.8	Creations and Redemptions of Shares
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

As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the nine months ended June 30, 2021 and June 30, 2020 are as follows:

(Amounts are in 000’s)	Nine Months Ended Jun-30, 2021	Nine Months Ended Jun-30, 2020
Activity in Number of Shares Created and Redeemed:
Creations	79,100	88,400
Redemptions	(21,900)	(16,200)

Net Change in Number of Shares Created and Redeemed	57,200	72,200

(Amounts in 000’s of US$)	Nine Months Ended Jun-30, 2021	Nine Months Ended Jun-30, 2020
Activity in Value of Shares Created and Redeemed:
Creations	$1,446,829	$1,450,118
Redemptions	(393,149)	(261,944)

Net change in Value of Shares Created and Redeemed	$1,053,680	$1,188,174

2.9	Income and Expense (Amounts in 000’s of US$)
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
GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the nine months ended June 30, 2021 of $(283,201) is made up of a realized gain of $500 from the sale of gold to pay Sponsor fees, a realized gain of $36,894 from gold distributed for the redemption of shares, and a change in unrealized depreciation of $
(
320,595) on investment in gold.
GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the nine months ended June 30, 2020 of $284,239 is made up of a realized gain of $232 from the sale of gold to pay Sponsor fees, a realized gain of $32,748 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $251,259 on investment in gold.

2.10	Income Taxes
GLDM is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the shareholders, and the Administrator will report GLDM’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.
The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2021. As of June 30,

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
The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three and nine months ended June 30, 2021 and June 30, 2020. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended Jun-30, 2021	Three Months Ended Jun-30, 2020	Nine Months Ended Jun-30, 2021	Nine Months Ended Jun-30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Asset Value
Net asset value per Share, beginning of period	$16.83	$16.04	$18.79	$14.82
Net investment income/(loss)	(0.01)	(0.01)	(0.03)	(0.02)
Net Realized and Change in Unrealized Gain/(Loss)	0.72	1.59	(1.22)	2.82

Net Income/(Loss)	0.71	1.58	(1.25)	2.80

Net asset value per Share, end of period	$17.54	$17.62	$17.54	$17.62

Market value per Share, beginning of period	$17.00	$15.72	$18.80	$14.70

Market value per Share, end of period	$17.61	$17.76	$17.61	$17.76

Ratio to average net assets
Net investment loss (1)	(0.18)%	(0.18)%	(0.18)%	(0.18)%

Gross expenses (1)	0.18%	0.18%	0.18%	0.18%

Net expenses (1)	0.18%	0.18%	0.18%	0.18%

Total Return, at net asset value (2)	4.22%	9.85%	(6.65)%	18.89%

Total Return, at market value (2)	3.59%	12.98%	(6.33)%	20.82%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Trust established six separate series, of which only SPDR
®
Gold MiniShares
SM
Trust (“GLDM”) is operational as of June 30, 2021. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.
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

Share price & NAV v. gold price - June 26, 2018 to June 30, 2021

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
. On September 4, 2020, Inspectorate concluded the annual full count of the Trust’s gold bullion held by the Custodian. On October 2, 2020, Inspectorate concluded reconciliation procedures from September 4, 2020 through September 30, 2020. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on May 14, 2021. The results can be found on
www.spdrgoldshares.com
. The Sponsor generally visits the vaults of the Custodian twice a year as part of its due diligence procedures.
Results of Operations
In the three months ended June 30, 2021, 12,400,000 Shares (124 Creation Units) were created in exchange for 123,363.4 ounces of gold, 0 Shares (0 Creation Units) were redeemed in exchange for 0 ounces of gold and 1,042 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.
At June 30, 2021, the amount of gold owned by GLDM and held by the Custodian in its vault was 2,454,115.9 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $4,326,974,446 based on the LBMA Gold Price PM on June 30, 2021 (cost — $4,119,133,769). Subcustodians did not hold any gold in their vaults on behalf of GLDM.
As at September 30, 2020, the amount of gold owned by GLDM and held by the custodian in its vault was 1,877,680.9 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $3,542,996,473 based on the LBMA Gold Price PM on September 30, 2020 (cost — $3,014,561,176). Subcustodians did not hold any gold in their vaults on behalf of GLDM.
Cash Resources and Liquidity
At June 30, 2021, GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.
The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to June 30, 2021.
Daily Gold Price - June 26, 2018 to June 30, 2021
LBMA Gold Price PM USD

The average, high, low and
end-of-period
gold prices for the three and twelve-month periods over the prior three years and for the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) through June 30, 2021, based on the LBMA Gold Price PM, were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to September 30, 2018	$1,213.19	$1,262.05	July 9, 2018	$1,178.40	Aug 17, 2018	$1,187.25	Sep 28, 2018
Three months to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 9, 2018	$1,281.65	Dec 31, 2018	(2)
Three months to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019
Three months to June 30, 2019	$1,309.39	$1,431.40	Jun 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	Jun 28, 2019
Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 4, 2019	$1,388.65	Jul 5, 2019	$1,485.30	Sep 30, 2019
Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019	(2)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020
Three months to June 30, 2020	$1,711.13	$1,771.60	Jun 29, 2020	$1,576.55	Apr 1, 2020	$1,768.10	Jun 30, 2020
Three months to September 30, 2020	$1,908.56	$2,067.15	Aug 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sep 30, 2020
Three months to December 31, 2020	$1,874.23	$1,940.80	Nov 6, 2020	$1,762.55	Nov 30, 2020	$1,891.10	Dec 31, 2020	(2)
Three months to March 31, 2021	$1,794.01	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,691.05	Mar 31, 2021
Three months to June 30, 2021	$1,816.48	$1,902.75	Jun 2, 2021	$1,726.05	Apr 1, 2021	$1,763.15	Jun 30, 2021

Twelve months ended June 30, 2019	$1,262.74	$1,431.40	Jun 25, 2019	$1,178.40	Aug 17, 2018	$1,409.00	Jun 28, 2019
Twelve months ended June 30, 2020	$1,560.35	$1,771.60	Jun 29, 2020	$1,388.65	Jul 5, 2019	$1,768.10	Jun 30, 2020
Twelve months ended June 30, 2021	$1,848.95	$2,067.15	Aug 6, 2020	$1,683.95	Mar 30, 2021	$1,763.15	Jun 30, 2021

June 26, 2018 to June 30, 2021	$1,556.14	$2,067.15	Aug 6, 2020	$1,178.40	Aug 17, 2018	$1,763.15	Jun 30, 2021

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period.
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

c)
Since GLDM commenced operations on June 26, 2018, and in the period from then to June 30, 2021, 289,900,000 Shares (2,899 Creation Units) were created in exchange for 2,889,998.9 ounces of gold and 43,200,000 Shares (432 Creation Units) were redeemed in exchange for 430,419.0 ounces of gold.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
4/1/21 to 4/30/21	—	—
5/1/21 to 5/31/21	—	—
6/1/21 to 6/30/21	—	—

Total	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended to June 30, 2021.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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
August 5, 2021

*	The Registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the Registrant.