Form 10-K
period 2021-09-30
World Gold Trust
filed 2021-11-24
CIK 1618181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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
685 Third Avenue, 27th Floor
New York, New York 10017
(212)
317-3800
(Address of principal executive offices, telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s) Name	Name of each exchange on which registered
SPDR ® Gold MiniShares SM	GLDM	NYSE Arca, Inc.
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
Aggregate market value of SPDR® Gold MiniShares
SM
Trust’s Shares held by
non-affiliates
of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2021 as reported by the NYSE Arca, Inc. on that date: $3,942,572,000.
As of November 23, 2020, SPDR® Gold MiniShares
SM
Trust had 239,000,000 shares outstanding.

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
THE LBMA GOLD PRICE, WHICH IS ADMINISTERED AND PUBLISHED BY ICE BENCHMARK ADMINISTRATION LIMITED (“IBA”), SERVES AS, OR AS PART OF, AN INPUT OR UNDERLYING REFERENCE FOR SPDR® GOLD MINISHARES
SM
.
LBMA GOLD PRICE IS A TRADE MARK OF PRECIOUS METALS PRICES LIMITED, AND IS LICENSED TO IBA AS THE ADMINISTRATOR OF THE LBMA GOLD PRICE. ICE BENCHMARK ADMINSTRATION IS A TRADE MARK OF IBA AND/OR ITS AFFILIATES. THE LBMA GOLD PRICE PM, AND THE TRADE MARKS LBMA GOLD PRICE AND ICE BENCHMARK ADMINISTRATION, ARE USED BY SPDR® GOLD MINISHARES
SM
WITH PERMISSION UNDER LICENCE BY IBA.
IBA AND ITS AFFILIATES MAKE NO CLAIM, PREDICATION, WARRANTY OR REPRESENTATION WHATSOEVER, EXPRESS OR IMPLIED, AS TO THE RESULTS TO BE OBTAINED FROM ANY USE OF THE LBMA GOLD PRICE, OR THE APPROPRIATENESS OR SUITABILITY OF THE LBMA GOLD PRICE FOR ANY PARTICULAR PURPOSE TO WHICH IT MIGHT BE PUT, INCLUDING WITH RESPECT TO SPDR® GOLD MINISHARES
SM
. TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ALL IMPLIED TERMS, CONDITIONS AND WARRANTIES, INCLUDING, WITHOUT LIMITATION, AS TO QUALITY, MERCHANTABILITY, FITNESS FOR PURPOSE, TITLE OR NON-INFRINGEMENT, IN

i

RELATION TO THE LBMA GOLD PRICE, ARE HEREBY EXCLUDED AND NONE OF IBA OR ANY OF ITS AFFILIATES WILL BE LIABLE IN CONTRACT OR TORT (INCLUDING NEGLIGENCE), FOR BREACH OF STATUTORY DUTY OR NUISANCE, FOR MISREPRESENTATION, OR UNDER ANTITRUST LAWS OR OTHERWISE, IN RESPECT OF ANY INACCURACIES, ERRORS, OMISSIONS, DELAYS, FAILURES, CESSATIONS OR CHANGES (MATERIAL OR OTHERWISE) IN THE LBMA GOLD PRICE, OR FOR ANY DAMAGE, EXPENSE OR OTHER LOSS (WHETHER DIRECT OR INDIRECT) YOU MAY SUFFER ARISING OUT OF OR IN CONNECTION WITH THE LBMA GOLD PRICE OR ANY RELIANCE YOU MAY PLACE UPON IT.

ii

iii

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
The Funds
The Trust has established six separate Funds of which one is operational at September 30, 2021. The accompanying financial statements relate to the Trust and SPDR® Gold MiniShares
SM
Trust (“GLDM”). The financial statements for the Trust include the operations of SPDR® Long Dollar Gold Trust (“GLDW”) until it was voluntarily liquidated on September 16, 2019.
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
Gold Focus 2021
1
.
World Gold Supply and Demand (2016—2020)
World Gold Supply and Demand, 2016-2020

Tonnes	2016	2017	2018	2019	2020

SUPPLY

Mine Production	3,512	3,576	3,653	3,597	3,478

Recycling	1,233	1,111	1,132	1,272	1,279

Net Hedging Supply	38	—	—	6	—

Total Supply	4,783	4,688	4,785	4,876	4,757

DEMAND

Jewelry Fabrication	2,019	2,257	2,285	2,138	1,328

Industrial Demand	323	333	335	326	302

Net Physical Investment	1,062	1,035	1,067	844	892

Net Hedging Demand	—	26	12	—	52

Net Official Sector Buying	395	379	656	606	262

Total Demand	3,798	4,029	4,355	3,914	2,837

Market Balance	984	659	430	962	1,921

Net Investment in ETPs	541	272	70	398	887

Market Balance less ETPs	443	387	360	564	1,034

Gold Price (US$/oz, London)	1,251	1,257	1,268	1,393	1,770
Source: Metals Focus Gold Focus 2021
Sources of Gold Supply
Based on data from
Gold Focus 2021
, gold supply averaged 4,777.8 tonnes per year between 2016 and 2020. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,563 tonnes per year from 2016 through 2020. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,205 tonnes annually between 2016 through 2020.
Sources of Gold Demand
Based on data from
Gold Focus 2021
, gold demand averaged 3,786 tonnes per year between 2016 and 2020. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 53% of the identifiable demand from 2016 through 2020 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 26%.

1
Gold Focus 2021
is published by Metals Focus, Ltd. which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this prospectus “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.
Between 2016 and 2020, according to
Gold Focus 2021
, central bank purchases averaged 460 tonnes. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.
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
2

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

2	http://www.lbma.org.uk/aboutmembership

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
Participants in the IBA auction process submit anonymous bids and offers which are published on screen and in real-time. Throughout the auction process, aggregated gold bids and offers are updated in real-time with the imbalance calculated and the price updated every 45 seconds until the buy and sell orders are matched. When the net volume of all participants falls within a pre-determined
tolerance, the auction is deemed complete and the applicable LBMA Gold Price is published. Information about the auction process (such as aggregated bid and offer volumes) will be immediately available after the auction on the IBA’s website.
The Financial Conduct Authority (the “FCA”) in the U.K. regulates the LBMA Gold Price.
Futures Exchanges
Although GLDM does not invest in gold futures, information about the gold futures market is relevant as such markets are a source of liquidity for the overall market for gold and impact the price of gold.
The most significant gold futures exchange is the COMEX, part of the CME Group. It began to offer trading in gold futures contracts in 1974, and for most of the period since that date, it has been the largest exchange in the world for trading precious metals futures and options. The Tokyo Commodity Exchange (the “TOCOM”) is another significant futures exchange and has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. Both the COMEX and the TOCOM operate through a central clearance system, and in each case, the exchange acts as a counterparty for each member for clearing purposes. Other commodity exchanges include, the Multi Commodity Exchange of India (“MCX”), the Shanghai Futures Exchange, the Shanghai Gold Exchange, ICE Futures US (the “ICE”), and the Dubai Gold & Commodities Exchange. The ICE and CME Group are members of the Intermarket Surveillance Group (“ISG”).
Market Regulation
The global gold markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants.
Movements in the Price of Gold
The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on June 26, 2018 to September 30, 2021, and is based on the LBMA Gold Price PM.
Daily Gold Price – June 26, 2018 – September 30, 2021
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
As of the date of this annual report, the Authorized Participants are Goldman Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, UBS Securities LLC, Virtu Americas LLC and HSBC Securities (USA) Inc. An updated list of Authorized Participants can be obtained from the Administrator or the Sponsor.
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
ERISA AND RELATED CONSIDERATIONS
The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and Code section 4975 impose certain requirements on employee benefit plans and certain other plans and arrangements that are subject to ERISA or the Code section 4975, including IRAs and annuities, retirement plans for self-employed individuals
(so-called
Keogh plans), and certain collective investment funds and insurance company general or separate accounts in which such plans or arrangements are invested (collectively, the “Plans”), and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan.
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
“prohibited transaction” with a “party in interest” or “disqualified person,” as described in ERISA section 406 or Code section 4975, as applicable; (3) the Plan’s funding objectives; and (4) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio, and the Plan’s need for sufficient liquidity to pay benefits when due.”
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
HOLDERS OF RECORD
As of October 31, 2021, there were approximately 111 DTC participating shareholders of record of GLDM. Because most of the Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
ISSUER PURCHASE OF SHARES
Although GLDM does not purchase Shares directly from its shareholders, in connection with its redemption of Creation Units, GLDM redeemed 25,100,000 Shares (251 Baskets) during the year ended September 30, 2021, including 3,200,000 Shares (32 Baskets) for the three months ended September 30, 2021 as set forth in the table below.

Period	Total number of Shares redeemed	Average ounces of gold per Share

7/1/21 to 7/31/21	—	—

8/1/21 to 8/31/21	—	—

9/1/21 to 9/30/21	3,200,000	.00994

TOTAL	3,200,000	.00994
Item 6.
[Reserved]
Item 7.
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
The Trust established six separate series, of which only SPDR® Gold MiniShares
SM
Trust (“GLDM”) is operational as of September 30, 2021. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.

Investing in the Shares does not insulate the investor from risks, including price volatility. The following chart illustrates the movement in the market price of the Shares and NAV of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since the day the Shares first began trading on the NYSE Arca:
Share price & NAV v. gold price—June 26, 2018 to September 30, 2021

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
Inspectorate conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30 th
. On October 4, 2021, Inspectorate concluded the annual full count of the Trust’s gold bullion held by the Custodian. On October 4, 2021, Inspectorate concluded reconciliation procedures from September 17, 2021 through September 30, 2021. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on May 14, 2021. The results can be found on
www.spdrgoldshares.com
. The Sponsor generally visits the vaults of the Custodian twice a year as part of its due diligence procedures.
The table below summarizes the impact of unrealized appreciation on GLDM’s gold holdings at September 30, 2021 and 2020:

(Amount in 000’s of US$)	Sep-30, 2021	Sep-30, 2020

Investment in gold – cost	$4,237,696	$3,014,561

Unrealized appreciation/(depreciation) on investment in gold	150,035	528,435

Investment in gold – market value	$4,387,731	$3,542,996

Review of Financial Results

Financial Highlights (All amounts in the following table and the subsequent paragraphs, are in 000’s of US$)	For the year ended Sep-30, 2021	For the year ended Sep-30, 2020	For the year ended Sep-30, 2019

Net realized and change in unrealized gain/(loss) on investment in gold	$(338,455)	$446,656	$130,766

Net income	$(345,917)	$443,161	$129,660

Net cash provided by operating activities	$—	$—	$—
GLDM’s net realized and change in unrealized loss on investment in gold for the year ended September 30, 2021 of $(338,455) is made up of a realized gain of $634 from the sale of gold to pay Sponsor fees, a realized gain of $39,311 from gold distributed for the redemption of shares, and a change in unrealized depreciation of $(378,400) on investment in gold.
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

Selected Supplemental Data

	Year ended Sep-30, 2021	Year ended Sep-30, 2020	Year ended Sep-30, 2019

Ounces of Gold:

Opening balance	1,877,680.9	697,523.6	185,927.0

Creations ( excluding gold receivable at September 30, 2021—0; September 30, 2020—9,959.7 and September 30, 2019 – 9,977.5 )	893,821.8	1,355,433.7	551,248.1

Redemptions ( excluding gold payable at September 30, 2021 – 0; September 30, 2020 – 0 and September 30, 2019 – 0 )	(249,855.2)	(173,448.7)	(38,930.5)

Sales of gold	(4,014.8)	(1,827.7)	(721.0)

Closing balance	2,517,632.7	1,877,680.9	697,523.6

Gold price per ounce – LBMA Gold Price PM	$1,742.80	$1,886.90	$1,485.30

Market value of gold holdings (in 000’s)	$4,387,731	$3,542,996	$1,036,032

Number of Shares (in 000’s):

Opening balance	189,500	70,900	19,300

Creations	88,800	136,000	55,500

Redemptions .	(25,100)	(17,400)	(3,900)

Closing balance	253,200	189,500	70,900

In the year ended September 30, 2021, 88,800,000 Shares (880 Creation Units) were created in exchange for 893,821.8 ounces of gold, 25,100,000 Shares (251 Creation Units) were redeemed in exchange for 249,855.2 ounces of gold and 4,014.8 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.
As at September 30, 2021, the amount of gold owned by GLDM and held by the custodian in its vault was 2,517,632.7 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value $4,387,730,778 based on the LBMA Gold Price PM on September 30, 2021 (cost — $4,237,695,934).
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
Cash Flow from Operations
GLDM had no net cash flow from operations in the years ended September 30, 2021, 2020 and 2019. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2021, 2020 and 2019 was the same as those expenses, resulting in a zero cash balance at September 30, 2021, 2020 and 2019.

Off-Balance
Sheet Arrangements
Neither GLDM nor the Trust is a party to any
off-balance
sheet arrangements.
Cash Resources and Liquidity
At September 30, 2021 and 2020 GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.
The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to September 30, 2021.
Daily Gold Price - June 26, 2018 - September 30, 2021
LBMA Gold Price PM USD

The average, high, low and
end-of-period
gold prices for the three and twelve-month periods for the prior three years and for the period from June 26, 2018 (the date the Shares began trading on the NYSE Arca) to September 30, 2021, based on the LBMA Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to December 31, 2018	$1,226.28	$1,279.00	Dec 28, 2018	$1,185.55	Oct 9, 2018	$1,281.65	Dec 31, 2018	(2)
Three months to March 31, 2019	$1,303.79	$1,343.75	Feb 20, 2019	$1,279.55	Jan 21, 2019	$1,295.40	Mar 29, 2019
Three months to June 30, 2019	$1,309.39	$1,431.40	June 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	June 28, 2019
Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 4, 2019	$1,388.65	July 5, 2019	$1,485.30	Sep 30, 2019
Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019	(2)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020
Three months to June 30, 2020	$1,711.13	$1,771.60	June 29, 2020	$1,576.55	Apr 1, 2020	$1,768.10	June 30, 2020
Three months to September 30, 2020	$1,908.56	$2,067.15	Aug 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sep 30, 2020
Three months to December 31, 2020	$1,874.23	$1,940.80	Nov 6, 2020	$1,762.55	Nov 30, 2020	$1,891.10	Dec 31, 2020	(2)
Three months to March 31, 2021	$1,794.01	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,691.05	Mar 31, 2021

Three months to June 30, 2021	$1,816.48	$1,902.75	June 2, 2021	$1,726.05	Apr 1, 2021	$1,763.15	June 30, 2021

Three months to September 30, 2021	$1,789.52	$1,829.30	Jul 29, 2021	$1,723.35	Aug 10, 2021	$1,742.80	Sep 30, 2021

Twelve months ended September 30, 2019	$1,329.69	$1,546.10	Sep 4, 2019	$1,185.55	Oct 9, 2018	$1,485.30	Sep 30, 2019

Twelve months ended September 30, 2020	$1,672.83	$2,067.15	Aug 6, 2020	$1,452.05	Nov 12, 2019	$1,886.90	Sep 30, 2020

Twelve months ended September 30, 2021	$1,818.12	$1,943.20	Jan 04, 2021	$1,683.95	Mar 30, 2021	$1,742.80	Sep 30, 2021

June 26, 2018 to September 30, 2021	$1,574.59	$2,067.15	Aug 6, 2020	$1,178.40	Aug 17, 2018	$1,742.80	Sep 30, 2021

(1)
The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)
There was no LBMA Gold Price PM on the last business day of December 2020, 2019 or 2018. The LBMA Gold Price AM on the last business day of December 2020, 2019 and 2018 was $1,891.10, $1,523.00 and $1,281.65, respectively. The Net Asset Value of the Trust on December 31, 2020, 2019 and 2018 was calculated using the LBMA Gold Price AM, in accordance with the Trust Indenture.

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
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the fiscal year ended September 30, 2021.
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
Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2021, the Trust’s disclosure controls and procedures were effective.
Change in Internal Control Over Financial Reporting
There was no change in the Trust’s or the Funds’ internal controls over financial reporting that occurred during the year ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, these internal controls.
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
The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s and GLDM’s internal control over financial reporting as of September 30, 2021. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s and GLDM’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust and GLDM maintained effective internal control over financial reporting as of September 30, 2021.
KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2021 included in this
Form 10-K,
as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s and GLDM’s internal control over financial reporting as of September 30, 2021.
November 24, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Trustee of SPDR® Gold MiniShares
SM
Trust, the Trustee of World Gold Trust and the Board of Directors of WGC USA Asset Management Company, LLC:
Opinion on Internal Control Over Financial Reporting
We have audited World Gold Trust’s (the Trust) and its series SPDR® Gold MiniShares
SM
Trust’s (the Fund) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust and the Fund maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the (1) combined statements of financial condition of the Trust, including the combined schedules of investment, as of September 30, 2021 and 2020, the related combined statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2021, and the related notes, and (2) the statements of financial condition of the Fund, including the schedules of investment, as of September 30, 2021 and 2020, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively, the combined and individual financial statements), and our reports dated November 24, 2021 expressed an unqualified opinion on those combined and individual financial statements.
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
/s/ KPMG LLP
New York, New York
November 24, 2021

Item 9B.
Other Information
Not applicable.
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
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
Joseph R. Cavatoni
,
age 53,
is the Principal Executive Officer of the Sponsor. He joined the World Gold Council as Managing Director USA and ETFs in September 2016. From October 2016 to the present, he has served as Principal Executive Officer of World Gold Trust Services, LLC (“WGTS LLC”), sponsor of the SPDR® Gold Trust and an affiliate of the Sponsor. Prior to that, from April 2009 to December 2015 he served with BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, Mr. Cavatoni was on garden leave during June and July 2003. Prior to joining UBS Securities Asia Limited, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.
Brandon Woods
,
age 40,
is the Funds Chief Operating Officer. He is also the Principal Financial and Accounting Officer of the Sponsor. He joined World Gold Council as Head of Compliance and Regulatory Reporting in May 2017. From September 2015 to April 2017, he was Vice President and Head of Hedge Fund Operations at iCapital Network, Inc. Prior thereto, he was Senior Vice President of Fund Services from March 2013 to February 2015, and Vice President of Fund Services from October 2011 to March 2013 at Meridian Fund Services, LLC. Mr. Woods holds a Bachelor of Business Administration.
William J. Shea
, age 73, is Chairman of the Board of Directors of the Sponsor and a member of the Board’s Audit Committee. He was appointed to the Board when it was formed in January 2017. In January 2013, he was appointed to the Board of Directors of WGTS LLC, the sponsor of the largest exchange-traded fund in the world backed by physical gold and an affiliate of the Sponsor. He serves as Chairman of WGTS LLC’s Board of Directors and is a member of its Audit Committee. From March 1998 to the present, he has served on the Board of Directors of Caliber ID, Inc., which provides medical equipment supporting imaging and diagnosis at the cellular level in the treatment of skin cancer and other diseases, and was appointed Chairman in December 2010. Mr. Shea has been a member of the boards of AIG SunAmerica, a mutual funds company, from December 2004 to September 2016, and has served as Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England, from March 1999 to the present. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2005 to May 2014 and a board member of NASDAQ OMXBX/the Boston Stock Exchange, a US stock exchange, from March 1998 to December 2014. Mr. Shea holds both a Bachelor of Arts degree and a Master of Arts degree in Economics.

The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGTS LLC.
Carlos Rodriguez
, age 48, has served as a Director on the Board of Directors of the Sponsor since February 25, 2019, and Chairman of the Board’s Audit Committee. Mr. Rodriguez has served as a Director on the Board of Directors of WGTS LLC since February 25, 2019 and is a member of that board’s Audit Committee. Mr. Rodriguez began his career on Wall Street in the Public Finance Department of Merrill Lynch in 1996, where he focused on interest rate hedging strategies for municipal clients and non-for-profit
institutions. After working several years covering banking clients, he shifted his focus to trading, where he rose to manage Merrill Lynch’s proprietary municipal investments portfolio until December 2000. Mr. Rodriguez has since worked at WestLB, from December 2000 to May 2003, where he managed the bank’s complex guaranteed reinvestment contract business, and BNP Paribas, from May 2003 to May 2004, where he served as Director and Head of Municipals. From May 2004 to August 2010, Mr. Rodriguez served as Director and Managing Director of Deutsche Bank and worked to establish the bank’s public finance efforts. As Managing Director, Mr. Rodriguez subsequently led Credit Suisse’s global rates structuring effort in London from August 2010 until June 2016. Mr. Rodriguez retired from banking in June 2016, and remained retired until March 2017, when he launched a private equity fund that focuses on lower middle market companies. He also devotes his time to personal investing as well as volunteering for local causes and mentoring local entrepreneurs.
The Sponsor has concluded that Mr. Rodriguez should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles different financial institutions and the experience he has gained serving as a director of WGTS LLC.
David Tait
, age 59, has served as a Director on the Board of Directors of the Sponsor since February 25, 2019. Mr. Tait has also served as the Chief Executive Officer of World Gold Council, the parent company of the Sponsor since January 2019, and as a Director on the Board of Directors of WGTS LLC since February 25, 2019. Prior to joining World Gold Council, Mr. Tait served as Executive Producer with EMU Films from April 2016 to January 2019. Mr. Tait served as the Global Head of Fixed Income Macro Products at Credit Suisse from January 2012 until April 2016. Mr. Tait also served as a Managing Director of Union Bank of Switzerland from October 2009 until December 2011. He is currently an Independent Member of the Bank of England’s FICC Market Standards Board, which he joined in July 2017. Mr. Tait is also a major supporter of the National Society for the Prevention of Cruelty to Children and has raised over £1 million by climbing Mount Everest on five occasions. He was awarded an MBE by the Queen for his services to the charity.
The Sponsor has concluded that Mr. Tait should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and the experience he has gained serving as the Chief Executive Officer of World Gold Council and director of WGTS LLC.
Neal Wolkoff
, age 66, is a Director on the Board of Directors of the Sponsor and a member of the Board’s Audit Committee. He was appointed to the Board when it was formed in January 2017. In January 2013, he was appointed to the Board of Directors of WGTS LLC, the sponsor of the largest exchange-traded fund in the world backed by physical gold and an affiliate of the Sponsor. He also serves as a member of the Audit Committee of WGTS LLC’s Board of Directors. Mr. Wolkoff has served as a Director on the Board of Directors of WGCAM since January 2017 and is a member of that board’s Audit Committee. Mr. Wolkoff is the founder and CEO of Wolkoff Consulting Services, LLC. Previously, from October 2008 to February 2012 he served as the Chief Executive Officer of ELX Futures, L.P., founded by major dealer banks and trading firms to compete in the area of interest rate futures. From April 2005 to October 2008 Mr. Wolkoff served as Chairman and Chief Executive Officer of the American Stock Exchange (AMEX). Prior to the AMEX, for over 20 years, Mr. Wolkoff held several senior level officer positions at the New York Mercantile Exchange (NYMEX) including Acting

President, Executive Vice President and Chief Operating Officer, and Senior Vice President for Regulation and Clearing, in which position Mr. Wolkoff was the exchange’s chief regulatory officer.
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
Item 13.
Certain Relationships and Related Transactions and Director Independence
Not applicable.
Item 14.
Principal Accounting Fees and Services
Fees for services performed by LLP for the years ended September 30, 2021 and 2020 were:

	Years Ended September 30,
	2021	2020

Audit fees	$77,000	$89,600

Audit-related fees	$43,000	48,000

Total	$120,000	$137,600

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
Pre-Approved
Policies and Procedures
The Trust has no board of directors, and as a result, has no audit committee or pre-approval
policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2021, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV
Item 15.     Exhibits and Financial Statements Schedules
1.    Financial Statements
See Index to Financial Statements on

for a list of the financial statements being filed herein.
2.    Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.
3.    Exhibits
Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

3.1	Certificate of Trust	S-1	3.1	8/28/15

3.2	Certificate of Amendment to Certificate of Trust	S-1/A	3.2	8/30/16

3.3	Second Certificate of Amendment to Certificate of Trust	S-1/A	3.3	5/4/18

4.1	Fourth Amended and Restated Agreement and Declaration of Trust, dated April 16, 2018	S-1/A	4.2	5/4/18

4.1.1	Amendment No. 1 to Fourth Amended and Restated Agreement and Declaration of Trust, dated February 6, 2020	10-Q	4.1.1	2/7/20

4.2	Form of Participant Agreement	S-1/A	4.3	5/4/18

4.3*	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1	Custody Agreement — Amended and Restated Allocated Gold Account Agreement, dated November 23, 2020	10-K	10.1	11/23/20

10.2	Custody Agreement — Unallocated Bullion Account Agreement, dated June 14, 2018	10-Q	10.2	8/7/18

10.3	Fund Administration and Accounting Agreement, dated January 5, 2017	S-1/A	10.4	1/9/17

10.3.1	Amendment to Fund Administration and Accounting Agreement, dated June 6, 2018	S-1/A	10.4	6/13/18

10.3.2	Second Amendment to the Fund Administration and Accounting Agreement, dated October 11, 2019	10-K	10.3.2	12/10/19

10.4	Transfer Agency and Service Agreement, dated January 5, 2017	S-1/A	10.5	1/9/17

10.4.1	Amendment to Transfer Agency and Service Agreement, dated June 6, 2018	S-1/A	10.6	6/13/18

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

10.4.2	Second Amendment to the Transfer Agency and Service Agreement, dated October 11, 2019	10-K	10.4.2	12/10/19

10.5	Amended and Restated Sponsor Agreement, dated October 14, 2016	S-1/A	10.7	1/9/17

10.5.1	Amendment to Amended and Restated Sponsor Agreement, dated November 28, 2017	10-K	10.11	11/29/17

10.5.2	Second Amendment to Amended and Restated Sponsor Agreement, dated June 12, 2018	S-1/A	10.9	6/13/18

10.6	Custody Agreement (U.S. Dollar Only), dated January 5, 2017	S-1/A	10.8	1/9/17

10.6.1	Amendment to Custody Agreement (U.S. Dollar Only), dated June 6, 2018	S-1/A	10.11	6/13/18

10.6.2	Second Amendment to Custody Agreement (U.S. Dollar Only), dated October 11, 2019	10-K	10.6.2	12/10/19

10.7	Master Marketing Agent Agreement, dated July 17, 2015	S-1/A	10.10	8/30/16

10.7.1	First Amendment to the Marketing Agent Agreement, dated May 4, 2018	S-1/A	10.13	6/13/18

23.1*	Consent of KPMG LLP

23.2*	Consent of Carter Ledyard & Milburn LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
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
Date: November 24, 2021

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of WGC USA Asset Management Company, LLC, the Sponsor of the Registrant.

WORLD GOLD TRUST
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Trustee of SPDR® Gold MiniShares
SM
Trust and the Board of Directors of WGC USA Asset Management Company, LLC:
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of SPDR® Gold MiniShares
SM
Trust (GLDM), a series of the World Gold Trust (the Trust), including the schedules of investment, as of September 30, 2021 and 2020, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2021 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of GLDM as of September 30, 2021 and 2020, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), GLDM’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 24, 2021 expressed an unqualified opinion on the effectiveness of GLDM’s internal control over financial reporting.
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
Evaluation of the evidence pertaining to the existence of the gold holdings
As disclosed in the schedule of investment, as of September 30, 2021, GLDM’s market value of gold holdings was $4.4 billion, representing approximately 100% of GLDM’s total assets. All of the gold holdings, which were 2.5 million ounces as of September 30, 2021, were held by a third-party custodian (the custodian).
We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the custodian as of September 30, 2021.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over GLDM’s gold holdings process, including controls over (1) the comparison of GLDM’s records of gold held to the custodian’s records and (2) the approval of gold deposits and withdrawals by the trustee of GLDM. We obtained a schedule directly from the custodian of GLDM’s gold holdings held by the custodian as of September 30, 2021. We compared the total ounces on such schedule to GLDM’s record of gold holdings. We also attended and observed part of the physical count of GLDM’s gold holdings performed at the custodian’s location by a third party engaged by GLDM’s sponsor. We obtained the physical count result of that third party and reconciled it to both GLDM’s and the custodian’s records.
/s/ KPMG LLP
We have served as the Trust s auditor since 2016.
New York, New York
November 24, 2021

World Gold Trust
Combined Statements of Financial Condition
at September 30, 2021 and 2020

(Amounts in 000’s of US$)	Sep-30, 2021	Sep-30, 2020

ASSETS

Investments in Gold, at fair value (cost $4,237,696 and $3,014,561 at September 30, 2021 and 2020, respectively)	$4,387,731	$3,542,996

Gold receivable	—	18,793

Total Assets	$4,387,731	$3,561,789

LIABILITIES

Accounts payable to Sponsor	$666	$517

Total Liabilities	$666	$517

Net Assets	$4,387,065	$3,561,272

See notes to the combined financial statements.

F-
4

World Gold Trust
Combined Schedules of Investment
(Amounts in 000’s except for percentages)

September 30, 2021	Ounces of gold	Cost	Fair Value	% of Net Assets

Investment in Gold	2,517.6	$4,237,696	$4,387,731	100.02%

Total Investment		$4,237,696	$4,387,731	100.02%

Liabilities in excess of other assets			(666)	(0.02)%

Net Assets			$4,387,065	100.00%

September 30, 202 0	Ounces of gold	Cost	Fair Value	% of Net Assets

Investment in Gold	1,877.7	$3,014,561	$3,542,996	99.49%

Total Investment		$3,014,561	$3,542,996	99.49%

Other assets in excess of liabilities			18,276	0.51%

Net Assets			$3,561,272	100.00%

See notes to the combined financial statements.

F-
5

World Gold Trust
Combined Statements of Operations
For the years ended September 30, 2021, 2020 and 2019

(Amounts in 000’s of US$)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019 (1)

EXPENSES

Sponsor fees	$7,462	$3,495	$1,201

Gold Delivery Provider fees	—	—	48

Total expenses	7,462	3,495	1,249

Net investment loss	(7,462)	(3,495)	(1,249)

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	634	455	77

Net realized gain/(loss) on Gold Delivery Agreement	—	—	1,820

Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	—	—	440

Net realized gain/(loss) from gold distributed for the redemption of shares	39,311	37,008	6,093

Net realized gain (loss) from investment in gold sold to pay distributions	—	—	4,982

Net change in unrealized appreciation/(depreciation) on investment in gold	(378,400)	409,193	126,795

Net realized and change in unrealized gain/(loss) on investment in gold and Gold Delivery Agreement	(338,455)	446,656	140,207

Net Income/(Loss)	$(345,917)	$443,161	$138,958

(1)	Information is reflective of the period from October 1, 2018 through September 16, 2019 for GLDW (see note 1) and the year ended September 30, 2019 for GLDM.
See notes to the combined financial statements.

F-
6

World Gold Trust
Combined Statements of Cash Flows
For the years ended September 30, 2021, 2020 and 2019

(Amounts in 000’s of US$)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019 (1)
INCREASE/DECREASE IN CASH FROM OPERATIONS:

Cash proceeds received from sales of gold	$7,313	$3,126	$1,082

Cash expenses paid	(7,313)	(3,126)	(1,082)

Increase/(Decrease) in cash resulting from operations	—	—	—

INCREASE/DECREASE IN CASH FLOWS FROM FINANCING ACTIVITIES:

Cash proceeds from issuance of shares	—	—	—

Cash paid for repurchase of shares	—	—	—

Cash proceeds from sales of gold to pay distributions	—	—	33,452

Distributions	—	—	(33,452)

Increase/(Decrease) in cash resulting from financing activities	—	—	—

Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of shares-net of change in gold receivable	$1,602,034	$2,348,580	$743,766

Value of gold distributed for redemption of shares-net of change in gold payable	$(449,117)	$(285,146)	$(60,418)

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES

Value of Gold Delivery Agreement inflows — net of Gold Delivery Agreement receivable	$—	$—	$9,556

Value of Gold Delivery Agreement outflows — net of Gold Delivery Agreement Payable	$—	$—	$(7,736)

(Amounts in 000’s of US$)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019 (1)

RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Income/(Loss)	$(345,917)	$443,161	$138,958

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Gold paid for gold Delivery Provider fees	—	—	48

Proceeds from sales of gold to pay expenses	7,313	3,126	1,082

Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(634)	(455)	(77)

Net realized gain/(loss) on Gold Delivery Agreement	—	—	(1,820)

Net realized gain/(loss) from investment in gold sold to pay distributions	—	—	(4,982)

Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	—	—	(440)

Net realized (gain)/loss from gold distributed for the redemption of shares	(39,311)	(37,008)	(6,093)

Net change in unrealized (appreciation)/depreciation on investment in gold	378,400	(409,193)	(126,795)

Increase/(Decrease) in accounts payable to Sponsor	149	369	119

Net cash provided by operating activities	$—	$—	$—

(1)	Information is reflective of the period from October 1, 2018 through September 16, 2019 for GLDW (see note 1) and the year ended September 30, 2019 for GLDM.
See notes to the combined financial statements.

F-
7

World Gold Trust
Combined Statements of Changes in Net Assets
For the years ended September 30, 2021, 2020 and 2019

(Amounts in 000’s of US$)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019 (1)

Net Assets – Opening Balance	$3,561,272	$1,050,703	$255,337

Creations	1,620,827	2,352,554	750,278

Redemptions	(449,117)	(285,146)	(60,418)

Distributions	—	—	(33,452)

Net investment loss	(7,462)	(3,495)	(1,249)

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	634	455	77

Net realized gain/(loss) from investment in gold sold to pay distributions	—	—	4,982

Net realized gain/(loss) on Gold Delivery Agreement	—	—	1,820

Net realized gain/(loss) on gold transferred to cover Gold Delivery Agreement and Gold Delivery Provider fees	—	—	440

Net realized gain/(loss) from gold distributed for the redemption of shares	39,311	37,008	6,093

Net change in unrealized appreciation/(depreciation) on investment in gold	(378,400)	409,193	126,795

Net Assets – Closing Balance	$4,387,065	$3,561,272	$1,050,703

(1)	Information is reflective of the period from October 1, 2018 through September 16, 2019 for GLDW (see note 1) and the year ended September 30, 2019 for GLDM.
See notes to the combined financial statements.

F-
8

WORLD GOLD TRUST
Notes to the Combined Financial Statements
1. Organization
World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, one of which is operational as of September 30, 2021. All of the series of the Trust are collectively referred to as the “Funds” and each individually as a “Series.” The fiscal year-end
for the Trust and the Funds is September 30
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

F-
9

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

F-
10

WORLD GOLD TRUST
Notes to the Combined Financial Statements

2.5 Fair Value Measurement
U.S. GAAP defines fair value as the price the Funds would receive to sell an asset or pay to transfer a liability in an orderly transact
i
on between market participants at the measurement date. The Funds’ policy is to value their investments at fair value.
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

Level 3 –	Inputs that are unobservable for the asset and liability, including the Funds’ assumptions (if any) used in determining the fair value of investments.
The following table summarizes the Funds’ investments at fair value:

(Amounts in 000’s of US$) September 30, 2021	Level 1	Level 2	Level 3

Investment in Gold	$4,387,731	$—	$—

Total	$4,387,731	$—	$—

(Amounts in 000’s of US$) September 30, 2020	Level 1	Level 2	Level 3

Investment in Gold	$3,542,996	$—	$—

Total	$3,542,996	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2021 and 2020.
The Administrator values the gold held by the Funds on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for London Bullion Market Association (the “LBMA”). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculates the net asset value (“NAV”) of the Funds on each day the NYSE Arca is open for regular trading. If no gold price is made on a particular evaluation day, the next most recent gold price is used in the determination of the NAV of the Funds, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

F-1
1

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

(Amounts in 000’s of US$)	Sep-30, 2021	Sep-30, 2020

Gold receivable	$—	$18,793

(Amounts in 000’s of US$)	Sep-30, 2021	Sep-30, 2020

Gold payable	$—	$—
2.8 Gold Delivery Agreement Receivable
Gold Delivery Agreement receivable represented the quantity of gold due to be received under the Gold Delivery Agreement. The gold was transferred to GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date. There was no Gold Delivery Agreement receivable for the years ended September 30, 2021, 2020 and 2019 as a result of GLDW’s liquidation and termination of the agreement effective September 12, 2019.
2.9 Gold Delivery Agreement Payable
Gold Delivery Agreement payable represented the quantity of gold due to be delivered under the Gold Delivery Agreement. The gold was transferred from GLDW’s allocated gold bullion account at the Custodian two business days after the valuation date. There was no Gold Delivery Agreement payable for the years ended September 30, 2021, 2020 and 2019 as a result of GLDW’s liquidation and termination of the agreement effective September 12, 2019.
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

F-1
2

WORLD GOLD TRUST
Notes to the Combined Financial Statements
2.10 Creations
and Redemptions of Shares—(continued)

As the Shares of the Funds are redeemable in Creation Units at the option of the Authorized Participants, the Funds have classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the years ended September 30, 2021, 2020 and 2019 were:

(Amounts are in 000’s)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019

Activity in Number of Shares Created and Redeemed:

Creations	88,800	136,000	55,525

Redemptions	(25,100)	(17,400)	(3,937)

Distributions	—	—	(218)

Net Change in Number of Shares Created and Redeemed	63,700	118,600	51,370

(Amounts in 000’s of US$)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019

Activity in Value of Shares Created and Redeemed:

Creations	$1,620,827	$2,352,554	$750,278

Redemptions	(449,117)	(285,146)	(60,418)

Distributions	—	—	(33,452)

Net change in Value of Shares Created and Redeemed	$1,171,710	$2,067,408	$656,408

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
The Funds’ net realized and change in unrealized loss on investment in gold for the year ended September 30, 2021 of $(338,455)
is made up of a net realized gain of
$634
from the sale of gold to pay Sponsor fees, a net realized gain of
$39,311
from gold distributed for the redemption of shares, and a net change in unrealized depreciation of
$(378,400)
on investment in gold.
The Funds’ net realized and change in unrealized gain on investment in gold for the year ended September 30, 2020 of $446,656 is made up of a net realized gain of
$455
from the sale of gold to pay Sponsor fees, a net realized gain of
$37,008
from gold distributed for the redemption of shares, and a net change in unrealized appreciation of
$409,193
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

F-1
3

WORLD GOLD TRUST
Notes to the Combined Financial Statements
2.12 Income Taxes—(continued)

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2021 or 2020. As of September 30, 2021, the 2020, 2019, and 2018 tax years remain open for examination. There were no examinations in progress at period end.
3. Quarterly Combined Statements of Operations
Year Ended September 30, 2021

	Three Months Ended (unaudited)				Year Ended Sep 30, 2021
(Amounts in 000’s of US$, except per share data)	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021

EXPENSES

Sponsor fees	$1,693	$1,794	$1,952	$2,023	$7,462

Total expenses	1,693	1,794	1,952	2,023	7,462

Net investment loss	(1,693)	(1,794)	(1,952)	(2,023)	(7,462)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	224	122	154	134	634

Net realized gain/(loss) from gold distributed for the redemption of shares	34,670	2,205	19	2,417	39,311

Net change in unrealized appreciation/(depreciation) on investment in gold	(27,914)	(453,395)	160,714	(57,805)	(378,400)

Net realized and change in unrealized gain/(loss) on investment in gold	6,980	(451,068)	160,887	(55,254)	(338,455)

Net income/(loss)	$5,287	$(452,862)	$158,935	$(57,277)	$(345,917)

F-1
4

WORLD GOLD TRUST
Notes to the Combined Financial Statements
3. Quarterly Combined Statements of Operations—(continued)

Year Ended September 30, 2020

	Three Months Ended (unaudited)				Year Ended Sep 30, 2020
(Amounts in 000’s of US$, except per share data)	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020

EXPENSES

Sponsor fees	$497	$586	$946	$1,466	$3,495

Total expenses	497	586	946	1,466	3,495

Net investment loss	(497)	(586)	(946)	(1,466)	(3,495)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay expenses	48	68	116	223	455

Net realized gain/(loss) from gold distributed for the redemption of shares	4,685	3,320	24,743	4,260	37,008

Net change in unrealized appreciation/(depreciation) on investment in gold	22,372	61,192	167,695	157,934	409,193

Net realized and change in unrealized gain/(loss) on investment in gold	27,105	64,580	192,554	162,417	446,656

Net income/(loss)	$26,608	$63,994	$191,608	$160,951	$443,161

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

F-1
5

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
No contracts existed at September 30, 2021, 2020 and 2019 as a result of GLDW’s liquidation.

F-1
6

WORLD GOLD TRUST
Notes to the Combined Financial Statements

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

F-1
7

Report of Independent Registered Public Accounting Firm
To the Trustee of World Gold Trust and the Board of Directors of
WGC USA Asset Management Company, LLC:
Opinion on the Combined Financial Statements
We have audited the accompanying combined statements of financial condition of World Gold Trust and its series (the Trust), including the combined schedules of investment, as of September 30, 2021 and 2020, the related combined statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively, the combined financial statements). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2021 and 2020, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 24, 2021 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.
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
Evaluation of the evidence pertaining to the existence of the gold holdings
As disclosed in the combined schedule of investment, as of September 30, 2021, the Trust’s market value of gold holdings was $4.4 billion, representing approximately 100% of the Trust’s total assets. All of the gold holdings, which were 2.5 million ounces as of September 30, 2021, were held by a third-party custodian (the custodian).
We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the custodian as of September 30, 2021.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Trust’s gold holdings process, including controls over (1) the comparison of the Trust’s records of gold held to the custodian records and (2) the approval of gold deposits and withdrawals by the trustee of the Trust. We obtained a schedule directly from the custodian of the Trust’s gold holdings held by the custodian as of September 30, 2021. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also attended and observed part of the physical count of the Trust’s gold holdings performed at the custodian’s location by a third party engaged by the Trust’s sponsor. We obtained the physical count result of that third party and reconciled it to both the Trust’s and the custodian’s records.
/s/ KPMG LLP
We have served as the Trust s auditor since 2016.
New York, New York
November 24, 2021

SPDR
®
Gold MiniShares
SM
Trust
Statements of Financial Condition
at September 30, 2021 and 2020

(Amounts in 000’s of US$ except for share and per share data)	Sep-30, 2021	Sep-30, 2020

ASSETS

Investments in Gold, at fair value (cost $4,237,696 and $3,014,561 at September 30, 2021 and 2020, respectively)	$4,387,731	$3,542,996

Gold receivable	—	18,793

Total Assets	$4,387,731	$3,561,789

LIABILITIES

Accounts payable to Sponsor	$666	$517

Total Liabilities	$666	$517

Net Assets	$4,387,065	$3,561,272

Shares issued and outstanding (1)	253,200,000	189,500,000

Net asset value per Share	$17.33	$18.79

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements.

F-
20

SPDR
®
Gold MiniShares
SM
Trust
Schedules of Investment

(Amounts in 000’s except for percentages)	Ounces of gold	Cost	Fair Value	% of Net Assets

September 30, 2021

Investment in Gold	2,517.6	$4,237,696	$4,387,731	100.02%

Total Investment		$4,237,696	$4,387,731	100.02%

Liabilities in excess of other assets			(666)	(0.02)%

Net Assets			$4,387,065	100.00%

	Ounces of gold	Cost	Fair Value	% of Net Assets

September 30, 2020

Investment in Gold	1,877.7	$3,014,561	$3,542,996	99.49%

Total Investment		$3,014,561	$3,542,996	99.49%

Other assets in excess of liabilities			18,276	0.51%

Net Assets			$3,561,272	100.00%

See notes to the financial statements.

F-
21

SPDR
®
Gold MiniShares
SM
Trust
Statements of Operations
For the years ended September 30, 2021, 2020 and 2019

(Amounts in 000’s of US$, except per share data)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019

EXPENSES

Sponsor fees	$7,462	$3,495	$1,106

Total expenses	7,462	3,495	1,106

Net investment loss	(7,462)	(3,495)	(1,106)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	634	455	69

Net realized gain/(loss) from gold distributed for the redemption of shares	39,311	37,008	5,240

Net change in unrealized appreciation/(depreciation) on investment in gold	(378,400)	409,193	125,457

Net realized and change in unrealized gain/(loss) on investment in gold	(338,455)	446,656	130,766

Net income/(loss)	$(345,917)	$443,161	$129,660

Net income/(loss) per share	$(1.51)	$3.92	$2.85

Weighted average number of shares (in 000’s)	229,581	113,181	45,543

See notes to the financial statements.

F-2
2

SPDR
®
Gold MiniShares
SM
Trust
Statements of Cash Flows
For the years ended September 30, 2021, 2020 and 2019

(Amounts in 000’s of US$)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019

INCREASE/DECREASE IN CASH FROM OPERATIONS:

Cash proceeds received from sales of gold	$7,313	$3,126	$979

Cash expenses paid	(7,313)	(3,126)	(979)

Increase/(Decrease) in cash resulting from operations	—	—	—

Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of shares-net of change in gold receivable	$1,602,034	$2,348,580	$740,241

Value of gold distributed for redemption of shares-net of change in gold payable	$(449,117)	$(285,146)	$(54,738)

(Amounts in 000’s of US$)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019

RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net income/(loss)	$(345,917)	$443,161	$129,660

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Proceeds from sales of gold to pay expenses	7,313	3,126	979

Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(634)	(455)	(69)

Net realized (gain)/loss from gold distributed for the redemption of shares	(39,311)	(37,008)	(5,240)

Net change in unrealized (appreciation)/depreciation on investment in gold	378,400	(409,193)	(125,457)

Increase/(Decrease) in accounts payable to Sponsor	149	369	127

Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

F-2
3

SPDR
®
Gold MiniShares
SM
Trust
Statements of Changes in Net Assets
For the years ended September 30, 2021, 2020 and 2019

(Amounts in 000’s of US$)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019

Net Assets—Opening Balance	$3,561,272	$1,050,703	$229,028

Creations	1,620,827	2,352,554	746,753

Redemptions	(449,117)	(285,146)	(54,738)

Net investment loss	(7,462)	(3,495)	(1,106)

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	634	455	69

Net realized gain/(loss) from gold distributed for the redemption of shares	39,311	37,008	5,240

Net change in unrealized appreciation/(depreciation) on investment in gold	(378,400)	409,193	125,457

Net Assets—Closing Balance	$4,387,065	$3,561,272	$1,050,703

See notes to the financial statements.

F-2
4

SPDR
®
Gold MiniShares
SM
Trust
Notes to the Financial Statements
1.    Organization
World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest. The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, one of which is operational as of September 30, 2021.
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

Level 3 –	Inputs that are unobservable for the asset and liability, including a fund’s assumptions (if any) used in determining the fair value of investments.
The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$) September 30, 2021	Level 1	Level 2	Level 3

Investment in Gold	$4,387,731	$—	$—

Total	$4,387,731	$—	$—

(Amounts in 000’s of US$) September 30, 2020	Level 1	Level 2	Level 3

Investment in Gold	$3,542,996	$—	$—

Total	$3,542,996	$—	$—

There were no transfers between Level 1 and other Levels for the year ended September 30, 2021 and 2020.
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
2.5    Custody of Gold
Gold bullion is held by the Custodian on behalf of GLDM. During the years ended September 30, 2021 and 2020, no gold was held by a subcustodian.
2.6    Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2021	Sep-30, 2020

Gold receivable	$—	$18,793
2.7    Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2021	Sep-30, 2020

Gold payable	$—	$—
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
SM
Trust
Notes to the Financial Statements
2.8    Creations and Redemptions of Shares—(continued)

As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the years ended September 30, 2021, 2020 and 2019 are as follows:

(Amounts are in 000’s)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019

Activity in Number of Shares Created and Redeemed:

Creations	88,800	136,000	55,500

Redemptions	(25,100)	(17,400)	(3,900)

Net Change in Number of Shares Created and Redeemed	63,700	118,600	51,600

(Amounts in 000’s of US$)	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019

Activity in Value of Shares Created and Redeemed:

Creations	$1,620,827	$2,352,554	$746,753

Redemptions	(449,117)	(285,146)	(54,738)

Net change in Value of Shares Created and Redeemed	$1,171,710	$2,067,408	$692,015

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
GLDM’s net realized and change in unrealized loss on investment in gold for the year ended September 30, 2021 of $(338,455)
is made up of a net realized gain of
$634
from the sale of gold to pay Sponsor fees, a net realized gain of
$39,311
from gold distributed for the redemption of shares, and a net change in unrealized depreciation of
$(378,400)
on investment in gold.
GLDM’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2020 of $446,656 is made up of a net realized gain of
$455
from the sale of gold to pay Sponsor fees, a net realized gain of

$37,008
from gold distributed for the redemption of shares, and a net change in unrealized appreciation of
$409,193
on investment in gold.
2.10    Income Taxes
GLDM is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the shareholders, and the Administrator will report GLDM’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

F-2
8

SPDR
®
Gold MiniShares
SM
Trust
Notes to the Financial Statements
2.10    Income Taxes—(continued)

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2021. As of September 30, 2021, the 2020, 2019 and 2019 tax years remain open for examination. There were no examinations in progress at period end.
3.    Quarterly Statements of Operations
Year Ended September 30, 2021

	Three Months Ended (unaudited)
(Amounts in 000’s of US$, except per share data)	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Year Ended Sep 30, 2021

EXPENSES

Sponsor fees	$1,693	$1,794	$1,952	$2,023	$7,462

Total expenses	1,693	1,794	1,952	2,023	7,462

Net investment loss	(1,693)	(1,794)	(1,952)	(2,023)	(7,462)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	224	122	154	134	634

Net realized gain/(loss) from gold distributed for the redemption of shares	34,670	2,205	19	2,417	39,311

Net change in unrealized appreciation/(depreciation) on investment in gold	(27,914)	(453,395)	160,714	(57,805)	(378,400)

Net realized and change in unrealized gain/(loss) on investment in gold	6,980	(451,068)	160,887	(55,254)	(338,455)

Net income/(loss)	$5,287	$(452,862)	$158,935	$(57,277)	$(345,917)

Net income/(loss) per share	$0.03	$(2.00)	$0.66	$(0.23)	$(1.51)

Weighted average number of shares (in 000’s)	199,978	226,720	241,069	250,621	229,581

F-2
9

SPDR
®
Gold MiniShares
SM
Trust
Notes to the Financial Statements
3.    Quarterly Statements of Operations—(continued)

Year Ended September 30, 2020

	Three Months Ended (unaudited)
(Amounts in 000’s of US$, except per share data)	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Year Ended Sep 30, 2020

EXPENSES

Sponsor fees	$497	$586	$946	$1,466	$3,495

Total expenses	497	586	946	1,466	3,495

Net investment loss	(497)	(586)	(946)	(1,466)	(3,495)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay expenses	48	68	116	223	455

Net realized gain/(loss) from gold distributed for the redemption of shares	4,685	3,320	24,743	4,260	37,008

Net change in unrealized appreciation/(depreciation) on investment in gold	22,372	61,192	167,695	157,934	409,193

Net realized and change in unrealized gain/(loss) on investment in gold	27,105	64,580	192,554	162,417	446,656

Net income/(loss)	$26,608	$63,994	$191,608	$160,951	$443.161

Net income/(loss) per share	$0.36	$0.77	$1.54	$0.94	$3.92

Weighted average number of shares (in 000’s)	74,360	83,274	124,313	170,573	113,181

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

F-
30

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

F-
31

SPDR
®
Gold MiniShares
SM
Trust
Notes to the Financial Statements

8.    Financial Highlights
The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the years ended September 30, 2021, 2020 and 2019. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020	Year Ended Sep-30, 2019

Net Asset Value

Net asset value per Share, beginning of period	$18.79	$14.82	$11.87

Net investment income/(loss)	(0.03)	(0.03)	(0.02)

Net Realized and Change in Unrealized Gain/(Loss)	(1.43)	4.00	2.97

Net Income/(Loss)	(1.46)	3.97	2.95

Net asset value per Share, end of period	$17.33	$18.79	$14.82

Market value per Share, beginning of period	$18.80	$14.70	$11.91

Market value per Share, end of period	$17.46	$18.80	$14.70

Ratio to average net assets

Net investment loss	(0.18)%	(0.18)%	(0.18)%

Gross expenses	0.18%	0.18%	0.18%

Net expenses	0.18%	0.18%	0.18%

Total Return, at net asset value	(7.77)%	26.79%	24.85%

Total Return, at market value	(7.13)%	27.89%	23.43%

F-3
2