Form 10-Q
period 2022-03-31
World Gold Trust
filed 2022-05-09
CIK 1618181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2022

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
(212
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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2022, SPDR
®
Gold MiniShares
SM
Trust had 141,850,000 shares outstanding.

WORLD GOLD TRUST

World Gold Trust
PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)
Combined Statements of Financial Condition
at March 31, 2022 (unaudited) and September 30, 2021

(Amounts in 000’s of US$)
	Mar-31, 2022		Sep-30, 2021
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $ 4,585,122 and $ 4,237,696 at March 31, 2022 and September 30, 2021, respectively)		$5,184,389		$4,387,731
Gold receivable		38,586		—

Total Assets		$5,222,975		$4,387,731

LIABILITIES
Accounts payable to Sponsor		$420		$666

Total Liabilities		$420		$666

Net Assets		$5,222,555		$4,387,065

See notes to the unaudited financial statements.

World Gold Trust
Combined Schedules of Investment

(Amounts in 000’s except for percentages)

March 31, 2022	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	2,669.4	$4,585,122	$5,184,389	99.27%

Total Investment		$4,585,122	$5,184,389	99.27%
Other assets in excess of liabilities			38,166	0.73%

Net Assets			$5,222,555	100.00%

September 30, 2021	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	2,517.6	$4,237,696	$4,387,731	100.02%

Total Investment		$4,237,696	$4,387,731	100.02%
Liabilities in excess of other assets			(666)	(0.02)%

Net Assets			$4,387,065	100.00%

See notes to the unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Operations
For the three and six months ended March 31, 2022 and March 31, 2021

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2022	Three Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$1,635	$1,794	$3,592	$3,487

Total expenses	1,635	1,794	3,592	3,487

Net investment loss	(1,635)	(1,794)	(3,592)	(3,487)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	164	122	270	346
Net realized gain/(loss) from gold distributed for the redemption of shares	14,710	2,205	29,065	36,875
Net change in unrealized appreciation/(depreciation) on investment in gold	275,905	(453,395)	449,232	(481,309)

Net realized and change in unrealized gain/(loss) on investment in gold	290,779	(451,068)	478,567	(444,088)

Net income/(loss)	$289,144	$(452,862)	$474,975	$(447,575)

See notes to the unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Cash Flows
For the three and six months ended March 31, 2022 and March 31, 2021

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2022	Three Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$1,866	$1,763	$3,838	$3,395
Cash expenses paid	(1,866)	(1,763)	(3,838)	(3,395)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	—	—	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$689,962	$443,475	$757,798	$1,240,817

Value of gold distributed for redemption of shares-net of change in gold payable	$150,443	$63,699	$435,869	$393,149

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2022	Three Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$289,144	$(452,862)	$474,975	$(447,575)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	1,866	1,763	3,838	3,395
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(164)	(122)	(270)	(346)
Net realized (gain)/loss from gold distributed for the redemption of shares	(14,710)	(2,205)	(29,065)	(36,875)
Net change in unrealized (appreciation)/depreciation on investment in gold	(275,905)	453,395	(449,232)	481,309
Increase/(Decrease) in accounts payable to Sponsor	(231)	31	(246)	92

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

World Gold Trust
Unaudited Combined Statements of Changes in Net Assets
For the three and six months ended March 31, 2022 and March 31, 2021

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2022	Three Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$4,355,306	$4,015,658	$4,387,065	$3,561,272
Creations	728,548	443,475	796,384	1,222,024
Redemptions	(150,443)	(63,699)	(435,869)	(393,149)
Net investment loss	(1,635)	(1,794)	(3,592)	(3,487)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	164	122	270	346
Net realized gain/(loss) from gold distributed for the redemption of shares	14,710	2,205	29,065	36,875
Net change in unrealized appreciation/(depreciation) on investment in gold	275,905	(453,395)	449,232	(481,309)

Net Assets - Closing Balance	$5,222,555	$3,942,572	$5,222,555	$3,942,572

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Statements of Financial Condition
at March 31, 2022 (unaudited) and September 30, 2021

(Amounts in 000’s of US$ except for share and per share data)	Mar-31, 2022	Sep-30, 2021
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $ 4,585,122 and $ 4,237,696 at March 31, 2022 and September 30, 2021, respectively)	$5,184,389	$4,387,731
Gold receivable	38,586	—

Total Assets	$5,222,975	$4,387,731

LIABILITIES
Accounts payable to Sponsor	$420	$666

Total Liabilities	$420	$666

Net Assets	$5,222,555	$4,387,065

Shares issued and outstanding (1)	135,350,000	126,600,000
Net asset value per Share	$38.59	$34.65

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.
See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Schedules of Investment
(Amounts in 000’s except for percentages)

March 31, 2022	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	2,669.4	$4,585,122	$5,184,389	99.27%

Total Investment		$4,585,122	$5,184,389	99.27%
Other assets in excess of liabilities			38,166	0.73%

Net Assets			$5,222,555	100.00%

September 30, 2021	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	2,517.6	$4,237,696	$4,387,731	100.02%

Total Investment		$4,237,696	$4,387,731	100.02%
Liabilities in excess of other assets			(666)	(0.02)%

Net Assets			$4,387,065	100.00%

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Operations
For the three and six months ended March 31, 2022 and March 31, 2021

(Amounts in 000’s of US$, except per share data)	Three Months Ended Mar-31, 2022	Three Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$1,635	$1,794	$3,592	$3,487

Total expenses	1,635	1,794	3,592	3,487

Net investment loss	(1,635)	(1,794)	(3,592)	(3,487)

Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	164	122	270	346
Net realized gain/(loss) from gold distributed for the redemption of shares	14,710	2,205	29,065	36,875
Net change in unrealized appreciation/(depreciation) on investment in gold	275,905	(453,395)	449,232	(481,309)

Net realized and change in unrealized gain/(loss) on investment in gold	290,779	(451,068)	478,567	(444,088)

Net income/(loss)	$289,144	$(452,862)	$474,975	$(447,575)

Net income/(loss) per share	$2.35	$(3.99)	$3.90	$(4.20)
Weighted average number of shares (in 000’s)	123,023	113,360	121,896	106,601
See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Cash Flows
For the three and six months ended March 31, 2022 and March 31, 2021

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2022	Three Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$1,866	$1,763	$3,838	$3,395
Cash expenses paid	(1,866)	(1,763)	(3,838)	(3,395)

Increase/(Decrease) in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$689,962	$443,475	$757,798	$1,240,817

Value of gold distributed for redemption of shares-net of change in gold payable	$150,443	$63,699	$435,869	$393,149

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2022	Three Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$289,144	$(452,862)	$474,975	$(447,575)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	1,866	1,763	3,838	3,395
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(164)	(122)	(270)	(346)
Net realized (gain)/loss from gold distributed for the redemption of shares	(14,710)	(2,205)	(29,065)	(36,875)
Net change in unrealized (appreciation)/depreciation on investment in gold	(275,905)	453,395	(449,232)	481,309
Increase/(Decrease) in accounts payable to Sponsor	(231)	31	(246)	92

Net cash provided by operating activities	$—	$—	$—	$—

See notes to the unaudited financial statements.

SPDR
®
Gold MiniShares
SM
Trust
Unaudited Statements of Changes in Net Assets
For the three and six months ended March 31, 2022 and March 31, 2021

(Amounts in 000’s of US$)	Three Months Ended Mar-31, 2022	Three Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$4,355,306	$4,015,658	$4,387,065	$3,561,272
Creations	728,548	443,475	796,384	1,222,024
Redemptions	(150,443)	(63,699)	(435,869)	(393,149)
Net investment loss	(1,635)	(1,794)	(3,592)	(3,487)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	164	122	270	346
Net realized gain/(loss) from gold distributed for the redemption of shares	14,710	2,205	29,065	36,875
Net change in unrealized appreciation/(depreciation) on investment in gold	275,905	(453,395)	449,232	(481,309)

Net Assets - Closing Balance	$5,222,555	$3,942,572	$5,222,555	$3,942,572

See notes to the unaudited financial statements.

WORLD GOLD TRUST
Notes to the Unaudited Financial Statements

1.	Organization
The World Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest (“Shares”). The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, one of which is operational as of March 31, 2022.
The accompanying financial statements relate to the Trust and its one operational series SPDR
®
Gold MiniShares
SM
Trust (“GLDM”). The shares of GLDM (the “Shares”) began publicly trading on June 26, 2018 on the NYSE Arca, Inc. (the “NYSE Arca”). The Shares are also listed on the Mexican Stock Exchange (Bolsa Mexicana de Valores). The fiscal year-end
of GLDM is September 30th.
The investment objective of GLDM is for its Shares to reflect the performance of the price of gold, less its expenses. GLDM’s only ordinary recurring expense is the Sponsor’s annual fee of 0.10% of its net asset value (“NAV”). The Sponsor believes that, for many investors, the Shares represent a cost-effective investment in gold.
BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, (“BNYM” or the “Administrator”), is the administrator and transfer agent. BNYM also serves as the custodian of GLDM’s cash, if any. ICBC Standard Bank Plc (the “Custodian”) is responsible for custody of GLDM’s gold. State Street Global Advisors Funds Distributors, LLC is the marketing agent (the “Marketing Agent”).
The Trust had no operations with respect to GLDM’s Shares prior to June 26, 2018, other than matters relating to its organization and the registration of the offer and sale of GLDM’s Shares under the Securities Act of 1933, as amended.
The Statements of Financial Condition and Schedules of Investment at March 31, 2022, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three and six months ended March 31, 2022 and 2021 have been prepared without audit.
In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2022 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form
10-K
for the fiscal year ended September 30, 2021. The results of operations for the three and six months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year.

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

2.1.	Basis of Accounting
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
Cash and cash equivalents, when outstanding, include highly liquid investments of sufficient credit quality with original maturity of three months or less.

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
The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$) March 31, 2022	Level 1	Level 2	Level 3
Investment in Gold	$5,184,389	$–	$–

Total	$5,184,389	$–	$–

(Amounts in 000’s of US$) September 30, 2021	Level 1	Level 2	Level 3
Investment in Gold	$4,387,731	$—	$—

Total	$4,387,731	$—	$—

There were no transfers between Level 1 and other Levels for the three months ended March 31, 2022 or for the year ended September 30, 2021.
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

2.5.	Custody of Gold
Gold is held by the Custodian on behalf of GLDM, 100
% of which is allocated gold in the form of good delivery gold bars. A current list of all gold held by the Custodian, including any held with a subcustodian is available on the sponsor’s website at www.spdrgoldshares.com.

2.6.	Gold Receivable
Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Mar-31, 2022	Sep-30, 2021
Gold receivable	$38,586	$—

2.7.	Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Mar-31, 2022	Sep-30, 2021
Gold payable	$—	$—

2.8.	Creations and Redemptions of Shares
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

As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the three and six months ended March 31, 2022 and 202
1
 are as follows:

(Amounts are in 000’s)	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
Activity in Number of Shares Created and Redeemed:
Creations	20,900	33,350
Redemptions	(12,150)	(10,950)

Net Change in Number of Shares Created and Redeemed	8,750	22,400

(Amounts in 000’s of US$)	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
Activity in Value of Shares Created and Redeemed:
Creations	$796,384	$1,222,024
Redemptions	(435,869)	(393,149)

Net change in Value of Shares Created and Redeemed	$360,515	$828,875

2.9.	Income and Expense (Amounts in 000’s of US$)
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
GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the six months ended March 31, 2022 of $478,567 is made up of a realized gain of $270 from the sale of gold to pay Sponsor fees, a realized gain of $29,065 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $449,232 on investment in gold.
GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the six months ended March 31, 2021 of $(444,088) is made up of a realized gain of $346 from the sale of gold to pay Sponsor fees, a realized gain of $36,875 from gold distributed for the redemption of shares, and a change in unrealized depreciation of $(481,309) on investment in gold.

2.10.	Income Taxes
GLDM is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the shareholders, and the Administrator will report GLDM’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.
The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2022. As of March 31, 2022, the 2020, 2019 and 2018 tax years remain open for examination. There were no examinations in progress at period end.

3.	Related Parties – Sponsor
Effective February 23, 2022, the Sponsor reduced its annual fee of 0.18% of the NAV of GLDM to 0.10
% of the NAV of GLDM and implemented a one-for-two reverse stock split of the Shares which now represent 1/50 th
 of an ounce of gold. The Sponsor’s annual fee equal to 0.10% of the NAV of GLDM is calculated on a daily basis. The Sponsor is responsible for the payment of all of GLDM’s ordinary fees and expenses, including but not limited to the following: fees charged by GLDM’s Administrator, Custodian, Marketing Agent and Trustee; exchange listing fees; typical maintenance and transaction fees of The Depository Trust Company; SEC registration fees; printing and mailing costs; audit fees and expenses; and legal fees not in excess of
$100,000

per annum and expenses and applicable license fees. The Sponsor is not, however, required to pay any extraordinary expenses incurred in the ordinary course of GLDM’s business as outlined in the Sponsor’s agreement with the Trust.

4.	GLDM Expenses
GLDM’s only ordinary recurring operating expense is the Sponsor’s annual fee of 0.10% of the NAV of GLDM. The Sponsor’s fee is payable monthly in arrears.
Expenses payable will reduce the NAV of GLDM.

5.	Concentration of Risk
GLDM’s primary business activities are the investment in gold and the issuance and sale of Shares.
Various factors could affect the price of gold including: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, South Africa and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; (vi) other economic variables such as income growth, economic output, and monetary policies; and (vii) global or regional political, economic or financial events and situations. In addition, while gold it used to preserve wealth by investors around the world, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on GLDM’s financial position and results of operations.

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
The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three and six months ended March 31, 2022 and March 31, 2021. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.
Financial Highlights (Unaudited)
For the three and six months ended March 31, 2022 and 2021

	Three Months Ended Mar-31, 2022	Three Months Ended Mar-31, 2021	Six Months Ended Mar-31, 2022	Six Months Ended Mar-31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Asset Value
Net asset value per Share, beginning of period	$36.17	$37.65	$34.65	$37.59
Net investment income/(loss)	(0.01)	(0.02)	(0.03)	(0.03)
Net Realized and Change in Unrealized Gain/(Loss)	2.43	(3.98)	3.97	(3.91)

Net Income/(Loss)	2.42	(4.00)	3.94	(3.94)

Net asset value per Share, end of period	$38.59	$33.65	$38.59	$33.65

Market value per Share, beginning of period	$36.36	$37.88	$34.92	$37.60

Market value per Share, end of period	$38.47	$34.00	$38.47	$34.00

Ratio to average net assets
Net investment loss (1)	(0.14)%	(0.18)%	(0.16)%	(0.18)%

Gross expenses (1)	0.14%	0.18%	0.16%	0.18%

Net expenses (1)	0.14%	0.18%	0.16%	0.18%

Total Return, at net asset value (2)	6.69%	(10.62)%	11.37%	(10.48)%

Total Return, at market value (2)	5.80%	(10.24)%	10.17%	(9.57)%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Trust established six separate series, of which only SPDR
®
Gold MiniShares
SM
Trust (“GLDM”) is operational as of March 31, 2022. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.
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
Share price & NAV v. gold price - June 26, 2018 to March 31, 2022

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

Recent Developments
GLDM as well as the Sponsor and its service providers are vulnerable to the effects of geopolitical events and the continuation of the war in the Ukraine or other hostilities. Geopolitical events and the continuation of the hostilities in the Ukraine or other hostilities could disrupt and potentially impact the business activities of the Sponsor and its service providers and have an adverse effect on GLDM.
In late February 2022, Russia launched an invasion of Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market. On March 6, 2022, the LBMA suspended its accreditation of six Russian precious metals refiners, hence suspending their access to the world’s largest gold market.
War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility. To date, the impact of the conflict in Ukraine has not materially affected the operations of GLDM and has not negatively impacted the price of gold and the price of the Shares.
Results of Operations
In the three months ended March 31, 2022, 19,000,000 Shares (190 Creation Units) were created in exchange for 377,505.1 ounces of gold, 4,050,000 Shares (40.5 Creation Units) were redeemed in exchange for 80,475.5 ounces of gold and 1,006.2 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.
At March 31, 2022, the amount of gold owned by GLDM and held by the Custodian in its vault was 2,669,407.2 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $5,184,388,676 based on the LBMA Gold Price PM on March 31, 2022 (cost — $4,585,121,287).
As at September 30, 2021, the amount of gold owned by GLDM and held by the custodian in its vault was 2,517,632.7 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $4,387,730,778 based on the LBMA Gold Price PM on September 30, 2021 (cost — $4,237,695,934).
Cash Resources and Liquidity
At March 31, 2022, GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to March 31, 2022.
Daily Gold Price - June 26, 2018 to March 31, 2022
LBMA Gold Price PM USD

The average, high, low and
end-of-period
gold prices for the three and twelve-month periods over the prior three years and for the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) through March 31, 2022, based on the LBMA Gold Price PM, were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to June 30, 2019	$1,309.39	$1,431.40	Jun 25, 2019	$1,269.50	Apr 23, 2019	$1,409.00	Jun 28, 2019
Three months to September 30, 2019	$1,472.47	$1,546.10	Sep 4, 2019	$1,388.65	Jul 5, 2019	$1,485.30	Sep 30, 2019
Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019	(2)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020
Three months to June 30, 2020	$1,711.13	$1,771.60	Jun 29, 2020	$1,576.55	Apr 1, 2020	$1,768.10	Jun 30, 2020
Three months to September 30, 2020	$1,908.56	$2,067.15	Aug 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sep 30, 2020
Three months to December 31, 2020	$1,874.23	$1,940.80	Nov 6, 2020	$1,762.55	Nov 30, 2020	$1,891.10	Dec 31, 2020	(2)
Three months to March 31, 2021	$1,794.01	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,691.05	Mar 31, 2021
Three months to June 30, 2021	$1,816.48	$1,902.75	Jun 2, 2021	$1,726.05	Apr 1, 2021	$1,763.15	Jun 30, 2021
Three months to September 30, 2021	$1,789.52	$1,829.30	Jul 29, 2021	$1,723.35	Aug 10, 2021	$1,742.80	Sep 30, 2021
Three months to December 31, 2021	$1,795.25	1,864.90	Nov 17, 2021	$1,753.20	Oct 5, 2021	$1,820.10	Dec 31, 2021	(2)
Three months to March 31, 2022	$1,877.16	$2,039.05	Mar 8, 2022	$1,788.15	Jan 28, 2022	$1,942.15	Mar 31, 2022

Twelve months ended March 31, 2020	$1,463.10	$1,683.65	Mar 6, 2020	$1,269.50	Apr 23, 2019	$1,608.95	Mar 31, 2020
Twelve months ended March 31, 2021	$1,823.35	$2,067.15	Aug 6, 2020	$1,576.55	Apr 1, 2020	$1,691.05	Mar 31, 2021
Twelve months ended March 31, 2022	$1,819.49	$2,039.05	Mar 8, 2022	$1,723.35	Aug 10, 2021	$1,942.15	Mar 31, 2022

June 26, 2018 to March 31, 2022	$1,609.17	$2,067.15	Aug 6, 2020	$1,178.40	Aug 17, 2018	$1,942.15	Mar 31, 2022

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period.
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

Form 10-K,

except for the following:
GLDM as well as the Sponsor and its service providers are vulnerable to the effects of geopolitical events and the continuation of the war in Ukraine or other hostilities.
Geopolitical events and the continuation of the hostilities in Ukraine or other hostilities could disrupt and potentially impact the business activities of the Sponsor and its service providers and have an adverse effect on GLDM.
In late February 2022, Russia launched an invasion of Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market. On March 6, 2022, the LBMA suspended its accreditation of six Russian precious metals refiners, hence suspending their access to the world’s largest gold market.
The risks described in our Annual Report on Form

10-K

are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)
Since GLDM commenced operations on June 26, 2018, and in the period from then to March 31, 2022, 320,500,000 Shares (3,205 Creation Units) were created in exchange for 3,401,723.7 ounces of gold and 58,500,000 Shares (585.5 Creation Units) were redeemed in exchange for 703,749.1 ounces of gold.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Per Share
1/1/22 to 1/31/22	800,000	0.01987
2/1/22 to 2/28/22	1,250,000	0.01987
3/1/22 to 3/31/22	2,000,000	0.01987

Total	4,050,000	0.01987

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended to March 31, 2022.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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
Principal Executive Officer and Principal Financial and Accounting Officer *
Date: May 9, 2022

*	The Registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the Registrant.