Form 10-K
period 2022-09-30
World Gold Trust
filed 2022-11-23
CIK 1618181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
685 Third Avenue, Suite 2702
New York, New York 10017
(212)
317-3800
(Address of principal executive offices, telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s) Name	Name of each exchange on which registered
SPDR® Gold MiniShares®	GLDM®	NYSE Arca, Inc.
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
of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of SPDR® Gold MiniShares® Trust’s Shares held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 202
2
as reported by the NYSE Arca, Inc. on that date:

$5,183,969,000.
As of November
 2
2
, 2022, SPDR® Gold MiniShares® Trust
 had
143,650,000
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
SM
.
THE LBMA GOLD PRICE IS A TRADEMARK OF PRECIOUS METALS PRICES LIMITED, AND IS LICENSED TO IBA AS THE ADMINISTRATOR OF THE LBMA GOLD PRICE. ICE BENCHMARK ADMINSTRATION IS A TRADEMARK OF IBA AND/OR ITS AFFILIATES. THE LBMA GOLD PRICE PM, AND THE TRADEMARKS LBMA GOLD PRICE AND ICE BENCHMARK ADMINISTRATION, ARE USED BY SPDR® GOLD MINISHARES
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
SM
. TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ALL IMPLIED TERMS, CONDITIONS AND WARRANTIES, INCLUDING, WITHOUT LIMITATION, AS TO QUALITY,

i

MERCHANTABILITY, FITNESS FOR PURPOSE, TITLE OR
NON-INFRINGEMENT,
IN RELATION TO THE LBMA GOLD PRICE, ARE HEREBY EXCLUDED AND NONE OF IBA OR ANY OF ITS AFFILIATES WILL BE LIABLE IN CONTRACT OR TORT (INCLUDING NEGLIGENCE), FOR BREACH OF STATUTORY DUTY OR NUISANCE, FOR MISREPRESENTATION, OR UNDER ANTITRUST LAWS OR OTHERWISE, IN RESPECT OF ANY INACCURACIES, ERRORS, OMISSIONS, DELAYS, FAILURES, CESSATIONS OR CHANGES (MATERIAL OR OTHERWISE) IN THE LBMA GOLD PRICE, OR FOR ANY DAMAGE, EXPENSE OR OTHER LOSS (WHETHER DIRECT OR INDIRECT) YOU MAY SUFFER ARISING OUT OF OR IN CONNECTION WITH THE LBMA GOLD PRICE OR ANY RELIANCE YOU MAY PLACE UPON IT.

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
The Funds
The Trust has established six separate Funds of which one is operational at September 30, 2022. The accompanying financial statements relate to the Trust and SPDR® Gold MiniShares® Trust (“GLDM”).
GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold bullion, less GLDM’s expenses. GLDM issues and redeems Shares from time to time in Creation Units to institutional investors referred to as “Authorized Participants.” Creation Units are offered continuously at the net asset value (the “NAV”) for 100,000 Shares on the day that an order to create a Creation Unit is accepted by GLDM. Shares trade under the ticker symbol GLDM on the NYSE Arca, Inc. (the “NYSE Arca”). Authorized Participants and other investors may buy and sell Shares in the secondary market. Authorized share capital is unlimited, and the par value of Shares is $0.00.
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

The Trustee
Delaware Trust Company, a Delaware trust company with trust powers, serves as the sole trustee of the Trust (the “Trustee”). The Trustee’s duties and liabilities with respect to the offering of shares and the management of the Trust and GLDM are limited to its express obligations under the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020, between the Sponsor and the Trustee.
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
GLDM is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. GLDM will not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act of 1936 (the “CEA”) as administered by the Commodity Futures Trading Commission (the “CFTC”). GLDM is not a commodity pool for purposes of the CEA, and none of the Sponsor, the Trustee or the Marketing Agent is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares.
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
Gold Focus 2022
1
.
World Gold Supply and Demand (2017-2021)

Tonnes	2017	2018	2019	2020	2021

SUPPLY

Mine Production	3,573	3,655	3,595	3,476	3,581

Recycling	1,112	1,132	1,276	1,293	1,136

Net Hedging Supply	—	—	6	—	—

Total Supply	4,685	4,787	4,877	4,769	4,717

DEMAND

Jewelry Fabrication	2,257	2,290	2,152	1,324	2,229

Industrial Demand	333	335	326	303	330

Net Physical Investment	1,035	1,067	844	890	1,168

Net Hedging Demand	21	12	—	39	23

Net Official Sector Buying	379	656	605	255	454

Total Demand	4,024	4,360	3,927	2,811	4,204

Market Balance	661	427	950	1,958	513

Net Investment in ETPs	271	71	398	888	193

Market Balance less ETPs	390	356	552	1,069	705

Gold Price (US$/oz, London)	1,257	1,268	1,393	1,770	1,799
Source: Gold Focus 2022
Sources of Gold Supply
Based on data from
Gold Focus 2022
, gold supply averaged 4,767 tonnes per year between 2017 and 2021. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,576 tonnes per year from 2017 through 2021. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,190 tonnes annually between 2017 through 2021.
Sources of Gold Demand
Based on data from
Gold Focus 2022
, gold demand averaged 3,865 tonnes per year between 2017 and 2021. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 53% of the identifiable demand from 2017 through 2021 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 26%.

1
Gold Focus 2022
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
Between 2017 and 2021, according to
Gold Focus 2022
, central bank purchases averaged 470 tonnes. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.
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

Member	Membership Type	Spot (S)	Forwards (F)	Options (O)

Citibank N A	Full Market Makers	x	x	x

Credit Suisse AG Zurich	Full Market Makers	x	x	x

Goldman Sachs International	Full Market Makers	x	x	x

HSBC	Full Market Makers	x	x	x

JP Morgan Chase Bank	Full Market Makers	x	x	x

Morgan Stanley & Co International Ltd	Full Market Makers	x	x	x

UBS AG	Full Market Makers	x	x	x

BNP Paribas SA	Market Makers		x

ICBC Standard Bank Plc	Market Makers	x

Merrill Lynch International	Market Makers	x		x

Standard Chartered Bank	Market Makers	x		x

Toronto-Dominion Bank	Market Makers		x
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
Movements in the Price of Gold
The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on June 26, 2018 to September 30, 2022, and is based on the LBMA Gold Price PM.
Daily Gold Price – June 26, 2018 – September 30, 2022
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
Transfers from the GLDM Unallocated Account
The Custodian transfers gold bullion from the GLDM Unallocated Account only in accordance with the instructions to the Custodian. A transfer of gold bullion from the GLDM Unallocated Account may only be made (1) by transferring gold bullion to an Authorized Participant’s unallocated account, (2) by transferring gold bullion to the GLDM Allocated Account, (3) by making gold bullion available for collection at the Custodian’s vault premises or at such other location as the Custodian may specify, (4) by delivering the gold bullion to such location as the Trust directs at GLDM’s expense and risk, or (5) by transferring to an account maintained by the Custodian or by a third party on an unallocated basis in connection with the sale of Gold or other permitted transfers. Any gold bullion made available in physical form will be in a form which complies with the rules, regulations, practices and customs of the LBMA, the Bank of England or any applicable regulatory body, or Custody Rules, or in such other form as may be agreed between the Administrator and the Custodian, and in all cases will comprise one or more whole gold bullion bars selected by the Custodian.
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
non-corporate
U.S. Shareholders from the sale of “collectibles,” including gold bullion, held for more than one year are taxed at a maximum rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. However, if an individual U.S. Shareholder is otherwise subject to a rate lower than 28% if the gain was ordinary income due to being in a lower tax bracket, the 28% rate does not apply and the lower rate applies. For these purposes, gain recognized by a non-corporate
U.S. Shareholder upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by a
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
“Keogh plans”), and certain collective investment funds and insurance company general or separate accounts in which such plans or arrangements are invested (collectively, the “Plans”), and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan.
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
MARKET INFORMATION
SPDR® Gold MiniShares® Trust’s Shares are listed on the NYSE Arca under the symbol “GLDM” and have been listed since June 26, 2018.
HOLDERS OF RECORD
As of October 31, 2022, there were approximately 111 DTC participating shareholders of record of GLDM. Because most of the Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
ISSUER PURCHASE OF SHARES
Although GLDM does not purchase Shares directly from its shareholders, in connection with its redemption of Creation Units, GLDM redeemed 43,200,000 Shares (432 Creation Units) during the year ended September 30, 2022, including 16,000,000 Shares (160 Creation Units) for the three months ended September 30, 2022 as set forth in the table below.

Period	Total number of Shares redeemed	Average ounces of gold per Share

7/1/22 to 7/31/22	2,300,000	.01986

8/1/22 to 8/31/22	4,100,000	.01986

9/1/22 to 9/30/22	9,600,000	.01986

TOTAL	16,000,000	.01986
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
The Trust established six separate series, of which only SPDR® Gold MiniShares® Trust (“GLDM”) is operational as of September 30, 2022. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.

Investing in the Shares does not insulate the investor from risks, including price volatility. The following chart illustrates the movement in the market price of the Shares and NAV of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since the day the Shares first began trading on the NYSE Arca:
Share price & NAV v. gold price—June 26, 2018 to September 30, 2022

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
. On October 6, 2022, Inspectorate concluded the annual full count of the Trust’s gold bullion held by the Custodian. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on May 4, 2022. The results can be found on
www.spdrgoldshares.com
. The Sponsor generally visits the vaults of the Custodian twice a year as part of its due diligence procedures.

The table below summarizes the impact of unrealized appreciation on GLDM’s gold holdings at September 30, 2022 and 2021:

(Amount in 000’s of US$)	Sep-30, 2022	Sep-30, 2021

Investment in gold – cost	$4,864,729	$4,237,696

Unrealized appreciation/(depreciation) on investment in gold	(172,342)	150,035

Investment in gold – market value	$4,692,387	$4,387,731

Review of Financial Results

Financial Highlights (All amounts in the following table and the subsequent paragraphs, are in 000’s of US$)	For the year ended Sep-30, 2022	For the year ended Sep-30, 2021	For the year ended Sep-30, 2020

Net realized and change in unrealized gain/(loss) on investment in gold	$(289,201)	$(338,455)	$446,656

Net income	$(295,357)	$(345,917)	$443,161

Net cash provided by operating activities	$—	$—	$—
GLDM’s net realized and change in unrealized loss on investment in gold for the year ended September 30, 2022 of $(289,201) is made up of a realized gain of $394 from the sale of gold to pay Sponsor fees, a realized gain of $32,782 from gold distributed for the redemption of shares, and a change in unrealized depreciation of $(322,377) on investment in gold.
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
Selected Supplemental Data

	Year ended Sep-30, 2022	Year ended Sep-30, 2021	Year ended Sep-30, 2020

Ounces of Gold:

Opening balance	2,517,632.7	1,877,680.9	697,523.6

Creations (excluding gold receivable at September 30, 2022 – 0; September 30, 2021—0 and September 30, 2020—9,959.7)	917,800.7	893,821.8	1,355,433.7

Redemptions (excluding gold payable at September 30, 2022 – 31,570.5; September 30, 2021 – 0 and September 30, 2020 – 0)	(625,024.9)	(249,855.2)	(173,448.7)

Sales of gold	(3,537.3)	(4,014.8)	(1,827.7)

Closing balance	2,806,871.2	2,517,632.7	1,877,680.9

Gold price per ounce – LBMA Gold Price PM	$1,671.75	$1,742.80	$1,886.90

Market value of gold holdings (in 000’s)	$4,692,387	$4,387,731	$3,542,996

Number of Shares (in 000’s):

Opening balance	126,600	94,750	35,450

Creations	46,200	44,400	68,000

Redemptions .	(33,050)	(12,550)	(8,700)

Closing balance	139,750	126,600	94,750

Share values adjusted per reverse stock split effective Feb. 23, 2022

In the year ended September 30, 2022, 46,200,000 Shares (462 Creation Units) were created in exchange for 917,800.7 ounces of gold, 33,050,000 Shares (330 Creation Units) were redeemed in exchange for 656,595.4 ounces of gold and 3,537.3 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.
As at September 30, 2022, the amount of gold owned by GLDM and held by the custodian in its vault was 2,806,871.2 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value $4,692,387,416 based on the LBMA Gold Price PM on September 30, 2022 (cost—$4,864,729,757).
As at September 30, 2021, the amount of gold owned by GLDM and held by the custodian in its vault was 2,517,632.7 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value $4,387,730,778 based on the LBMA Gold Price PM on September 30, 2021 (cost—$4,237,695,934).
As at September 30, 2020, the amount of gold owned by GLDM and held by the custodian in its vault was 1,887,680.9 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value $3,542,996,473 based on the LBMA Gold Price PM on September 30, 2020 (cost—$3,014,561,176).
Cash Flow from Operations
GLDM had no net cash flow from operations in the years ended September 30, 2022, 2021 and 2020. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2022, 2021 and 2020 was the same as those expenses, resulting in a zero cash balance at September 30, 2022, 2021 and 2020.
Off-Balance
Sheet Arrangements
Neither GLDM nor the Trust is a party to any
off-balance
sheet arrangements.
Cash Resources and Liquidity
At September 30, 2022 and 2021 GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.
Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.
The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to September 30, 2022.

Daily Gold Price - June 26, 2018 - September 30, 2022
LBMA Gold Price PM USD

The average, high, low and
end-of-period
gold prices for the three and twelve-month periods for the prior three years and for the period from June 26, 2018 (the date the Shares began trading on the NYSE Arca) to September 30, 2022, based on the LBMA Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
Three months to December 31, 2019	$1,480.96	$1,517.10	Oct 3, 2019	$1,452.05	Nov 12, 2019	$1,523.00	Dec 31, 2019	(2)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020
Three months to June 30, 2020	$1,711.13	$1,771.60	June 29, 2020	$1,576.55	Apr 1, 2020	$1,768.10	June 30, 2020
Three months to September 30, 2020	$1,908.56	$2,067.15	Aug 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sep 30, 2020
Three months to December 31, 2020	$1,874.23	$1,940.80	Nov 6, 2020	$1,762.55	Nov 30, 2020	$1,891.10	Dec 31, 2020	(2)
Three months to March 31, 2021	$1,794.01	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,691.05	Mar 31, 2021
Three months to June 30, 2021	$1,816.48	$1,902.75	June 2, 2021	$1,726.05	Apr 1, 2021	$1,763.15	June 30, 2021
Three months to September 30, 2021	$1,789.52	$1,829.30	July 29, 2021	$1,723.35	Aug 10, 2021	$1,742.80	Sep 30, 2021
Three months to December 31, 2021	$1,795.25	$1,864.90	Nov 17, 2021	$1,753.20	Oct 5, 2021	$1,820.10	Dec 31, 2021	(2)
Three months to March 31, 2022	$1,877.16	$2,039.05	Mar 8, 2022	$1,788.15	Jan 28, 2022	$1,942.15	Mar 31, 2022

Three months to June 30, 2022	$1,870.58	$1,976.75	Apr 13, 2022	$1,809.50	May 16, 2022	$1,817.00	June 30, 2022

Three months to September 30, 2022	$1,728.91	$1,808.40	Jul 4, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022

Twelve months ended September 30, 2020	$1,672.83	$2,067.15	Aug 6, 2020	$1,452.05	Nov 12, 2019	$1,886.90	Sep 30, 2020

Twelve months ended September 30, 2021	$1,818.12	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,742.80	Sep 30, 2021

Twelve months ended September 30, 2022	$1,817.08	$2,039.05	Mar 8, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022

June 26, 2018 to September 30, 2022	$1,630.97	$2,067.15	Aug 6, 2020	$1,178.40	Aug 17, 2018	$1,671.75	Sep 30, 2022

(1)
The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)
There was no LBMA Gold Price PM on the last business day of December 2021, 2020 or 2019. The LBMA Gold Price AM on the last business day of December 2021, 2020 and 2019 was $1,820.10, $1,891.10 and $1,523.00 respectively. The Net Asset Value of the Trust on December 31, 2021, 2020 and 2019 was calculated using the LBMA Gold Price AM.

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

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the fiscal year ended September 30, 2022.
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
Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2022, the Trust’s disclosure controls and procedures were effective.
Change in Internal Control Over Financial Reporting
There was no change in the Trust’s or the Funds’ internal controls over financial reporting that occurred during the year ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, these internal controls.
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
The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s and GLDM’s internal control over financial reporting as of September 30, 2022. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s and GLDM’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust and GLDM maintained effective internal control over financial reporting as of September 30, 2022.
KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2022 included in this
Form 10-K,
as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s and GLDM’s internal control over financial reporting as of September 30, 2022.
November 23, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Trustee of SPDR® Gold MiniShares® Trust, the Trustee of World Gold Trust and the Board of Directors of WGC USA Asset Management Company, LLC:
Opinion on Internal Control Over Financial Reporting
We have audited World Gold Trust’s (the Trust) and its series SPDR® Gold MiniShares® Trust’s (the Fund) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust and the Fund maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the (1) combined statements of financial condition of the Trust, including the combined schedules of investment, as of September 30, 2022 and 2021, the related combined statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2022, and the related notes, and (2) the statements of financial condition of the Fund, including the schedules of investment, as of September 30, 2022 and 2021, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively, the combined and individual financial statements), and our reports dated November 23, 2022 expressed an unqualified opinion on those combined and individual financial statements.
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
November 23, 2022
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
Joseph R. Cavatoni is the Principal Executive Officer and Amanda Krichman is the Principal Financial and Accounting Officer of the Sponsor. The Board of Directors of the Sponsor consists of six individuals, of whom five serve on its Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company.
Joseph R. Cavatoni
,
age 54,
is the Principal Executive Officer of the Sponsor. Mr. Cavatoni is also the Principal Executive Officer of World Gold Trust Services, LLC, an affiliate of the Sponsor (“WGTS”), and the Chief Market Strategist (North America) at World Gold Council, the parent company of the Sponsor (“WGC”). Prior to joining WGC as Managing Director USA and ETFs in September 2016, from April 2009 to December 2015, Mr. Cavatoni served with BlackRock Investments, LLC, as part of BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.
Amanda Krichman
,
age 31, is the is the Principal Financial and Accounting Officer of the Sponsor. Ms. Krichman is also the Principal Financial and Accounting Officer of WGTS and the Funds Chief Operating Officer of WGC. Prior to joining WGC on October 13, 2022, Ms. Krichman was Vice President and Head of US Registered Funds Services at Goldman Sachs Asset Management from December 2021 to October 2022. Ms. Krichman was Director of ETF Product Development from September 2021 to December 2021, and Senior Associate of ETF Product Development from December 2018 to September 2021 at New York Life Investments. Prior to that she held various roles at Goldman Sachs Asset Management from July 2013 to November 2018. Ms. Krichman received her Bachelor degree from Syracuse University and her Master of Business Administration degree from New York University.
William J. Shea
, age 74, has served as Chairman of the Board of Directors of the Sponsor since January 2013 and is a member of the Board’s Audit Committee. Mr. Shea has also served as a Director on the Board of Directors of WGTS since January 2017 and is a member of that board’s Audit Committee. He has more than 35 years of experience in the financial services industry and in business restructurings. He was elected to the Board of Directors of Caliber ID, Inc. in 2001 and was appointed Chairman in December 2010. Prior to his appointment to the Board of Caliber ID, he served as Executive Chairman of Royal & Sun Alliance (RSA), USA from January 2005 to December 2006, and oversaw its divestiture from RSA, a large public insurance company headquartered in the United Kingdom. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc., a publicly held diversified insurance and financial services firm that he guided through the federal bankruptcy and restructuring process. From January 1997 to February 2001, he oversaw the turnaround of Centennial Technologies, Inc., a high technology manufacturing company in the flash memory business. Mr. Shea served as Vice Chairman of BankBoston Corporation from January 1993 to August 1998. He was the Vice Chairman and a Senior

Partner of Coopers & Lybrand (now PricewaterhouseCoopers), an international public accounting firm, for whom he worked from June 1974 to December 1992. Mr. Shea sits on the boards of AIG SunAmerica, a mutual funds company, and is Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2004 to May 2014. Mr. Shea has served on the boards of the Boston Children’s Hospital, Northeastern University, NASDAQ OMXBX, and the Boston Stock Exchange. Mr. Shea holds both a Bachelor of Arts degree and a Master of Arts degree in Economics.
The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGTS.
Molly Duffy
, age 53, has served as a Director on the Board of Directors of the Sponsor since April 2022, and is a member of the Board’s Audit Committee. Ms. Duffy has also served as a Director on the Board of Directors of WGTS since April 2022 and is a member of that board’s Audit Committee. Ms. Duffy is the Head of Financial Markets, Europe and Americas at Standard Chartered Bank. Based in New York, Ms. Duffy leads the strategy and governance of the Europe and Americas regions across Foreign Exchange, Rates, Credit, Commodities, Debt Capital Markets, Loan Syndication, Leveraged & Acquisition Finance, Project & Export Finance, Aviation Finance, and Securities Services businesses. In addition, Ms. Duffy is responsible for delivering coordinated solutions and senior relationship management to the Bank’s most complex and significant financial institutions and corporate clients across Europe and Americas. Ms. Duffy is a member of the Global Financial Markets Management Team, UK/Europe Regional Management Team, and US Management Team. Ms. Duffy is also CEO of the US Broker Dealer, Standard Chartered Securities North America LLC. Prior to joining Standard Chartered in 2017, Ms. Duffy was a Managing Director in the Global Markets Key Account Management Group at Credit Suisse. During her career at Credit Suisse, Ms. Duffy also held several senior production and management roles, including Head of Macro Sales Americas and Head of Global Currencies & Emerging Markets Sales Americas. Ms. Duffy holds a bachelor’s degree in Political Science from Boston College.
The Sponsor has concluded that Ms. Duffy should serve as Director because of her knowledge and extensive experience in leadership roles at Standard Chartered Bank and the experience she has gained serving as a director of WGTS.
Carlos Rodriguez
, age 50, has served as a Director on the Board of Directors of the Sponsor since February 2019 and is Chairman of the Board’s Audit Committee. Mr. Rodriguez has also served as a Director on the Board of Directors of WGTS since February 2019 and is a member of that board’s Audit Committee. Mr. Rodriguez began his career on Wall Street in the Public Finance Department of Merrill Lynch in 1996, where he focused on interest rate hedging strategies for municipal clients and non-for-profit
institutions. After working several years covering banking clients, he shifted his focus to trading, where he rose to manage Merrill Lynch’s proprietary municipal investments portfolio until December 2000. Mr. Rodriguez has since worked at WestLB, from December 2000 to May 2003, where he managed the bank’s complex guaranteed reinvestment contract business, and BNP Paribas, from May 2003 to May 2004, where he served as Director and Head of Municipals. From May 2004 to August 2010, Mr. Rodriguez served as Director and Managing Director of Deutsche Bank and worked to establish the bank’s public finance efforts. As Managing Director, Mr. Rodriguez subsequently led Credit Suisse’s global rates structuring effort in London from August 2010 until June 2016. Mr. Rodriguez retired from banking in June 2016, and remained retired until March 2017, when he launched a private equity fund that focuses on lower middle market companies. He also devotes his time to personal investing as well as volunteering for local causes and mentoring local entrepreneurs.
The Sponsor has concluded that Mr. Rodriguez should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles different financial institutions and the experience he has gained serving as a director of WGTS.

Sara J. Sprung
, age 60, has served as a Director on the Board of Directors of the Sponsor since April 2022, and is a member of the Board’s Audit Committee. Ms. Sprung has also served as a Director on the Board of Directors of WGTS since April 2022 and is a member of that board’s Audit Committee. Ms. Sprung has served as member of the board of directors of DWS Ag, USA since 2018 and is chair of the risk committee and a member of the audit committee. Ms. Sprung has over 30 years’ experience in financial services, including as a global macro portfolio manager at Moore Capital, Fortress Investment Group and JP Morgan. Ms. Sprung acted as Chief Risk Officer of the Fortress Global Macro Fund for two years from 2006 to 2008 and Head of Risk and Strategy for the hedge fund business at Neuberger Berman from 2012 to 2016. Ms. Sprung’s product expertise includes fixed income, mortgage and asset backed securities, equities, currencies, derivatives, structured derivatives, quantitative investing, real estate and commodities. Ms. Sprung holds a Bachelor of Science from the Massachusetts Institute of Technology in Management Science.
The Sponsor has concluded that Ms. Sprung should serve as Director because of her extensive experience in financial services at various financial institutions and the experience she has gained serving as a director of DWS Ag, USA and WGTS.
David Tait
, age 60, has served as a Director on the Board of Directors of the Sponsor and WGTS since February 25, 2019. Mr. Tait has also served as the Chief Executive Officer of WGC since January 2019. Prior to joining WGC, Mr. Tait served as Executive Producer with EMU Films from April 2016 to January 2019. Mr. Tait served as the Global Head of Fixed Income Macro Products at Credit Suisse from January 2012 until April 2016. Mr. Tait also served as a Managing Director of Union Bank of Switzerland from October 2009 until December 2011. He is currently an Independent Member of the Bank of England’s FICC Market Standards Board, which he joined in July 2017. Mr. Tait is also a major supporter of the National Society for the Prevention of Cruelty to Children and has raised over £1 million by climbing Mount Everest on five occasions. He was awarded an MBE by the Queen for his services to the charity.
The Sponsor has concluded that Mr. Tait should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles different financial institutions and the experience he has gained serving as the Chief Executive Officer of World Gold Council and director of WGTS.
Neal Wolkoff
, age 67, has served as a Director on the Board of Directors of the Sponsor since January 2013, and is a member of the Board’s Audit Committee. Mr. Wolkoff has also served as a Director on the Board of Directors of WGTS since January 2017 and is a member of that board’s Audit Committee. Mr. Wolkoff is the founder and CEO of Wolkoff Consulting Services, LLC. Previously, from October 2008 to February 2012 he served as the Chief Executive Officer of ELX Futures, L.P., founded by major dealer banks and trading firms to compete in the area of interest rate futures. From April 2005 to October 2008 Mr. Wolkoff served as Chairman and Chief Executive Officer of the American Stock Exchange (AMEX). Prior to the AMEX, for over 20 years, Mr. Wolkoff held several senior level officer positions at the New York Mercantile Exchange (NYMEX) including Acting President, Executive Vice President and Chief Operating Officer, and Senior Vice President for Regulation and Clearing, in which position Mr. Wolkoff was the exchange’s chief regulatory officer. Mr. Wolkoff started his career as an Honors Program Trial Attorney in the Division of Enforcement of the Commodity Futures Trading Commission. He was appointed to the Board of OTC Markets Group in September 2012 and in November 2013 became the non-executive
Chairman of that board. Mr. Wolkoff has also served on the Board of Directors and Executive Committee of the National Futures Association. Mr. Wolkoff received a Bachelor of Arts degree and a Juris Doctor degree and is a member of the Bar of the State of New York.
The Sponsor has concluded that Mr. Wolkoff should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles at a major stock exchange and futures exchange, the experience he gained as a trial attorney, his extensive experience as a director on other boards, and the experience he has gained serving as a director of WGTS.

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
Item 13.
Certain Relationships and Related Transactions and Director Independence
Not applicable.
Item 14.
Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG, LLP, New York NY, Auditor Firm ID: 185

Fees for services performed by KPMG LLP for the years ended September 30, 2022 and 2021 were:

	Years Ended September 30,
	2022	2021

Audit fees	$70,000	$77,000

Audit-related fees	$24,000	$43,000

Total	$94,000	$120,000

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
Pre-Approved
Policies and Procedures
The Trust has no board of directors, and as a result, has no audit committee or pre-approval
policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2022, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV
Item 15.     Exhibits and Financial Statements Schedules
1.    Financial Statements
See Index to Financial Statements on

for a list of the financial statements being filed herein.
2.    Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.
3.    Exhibits
Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

3.1	Certificate of Trust	S-1	3.1	8/28/15

3.2	Certificate of Amendment to Certificate of Trust	S-1/A	3.2	8/30/16

3.3	Second Certificate of Amendment to Certificate of Trust	S-1/A	3.3	5/4/18

4.1	Fourth Amended and Restated Agreement and Declaration of Trust, dated April 16, 2018	S-1/A	4.2	5/4/18

4.1.1	Amendment No. 1 to Fourth Amended and Restated Agreement and Declaration of Trust, dated February 6, 2020	10-Q	4.1.1	2/7/20

4.2	Form of Participant Agreement	S-1/A	4.3	5/4/18

4.3*	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1	Custody Agreement — Amended and Restated Allocated Gold Account Agreement, dated November 23, 2020	10-K	10.1	11/23/20

10.2	Custody Agreement — Unallocated Bullion Account Agreement, dated June 14, 2018	10-Q	10.2	8/7/18

10.3	Fund Administration and Accounting Agreement, dated January 5, 2017	S-1/A	10.4	1/9/17

10.3.1	Amendment to Fund Administration and Accounting Agreement, dated June 6, 2018	S-1/A	10.4	6/13/18

10.3.2	Second Amendment to the Fund Administration and Accounting Agreement, dated October 11, 2019	10-K	10.3.2	12/10/19

10.4	Transfer Agency and Service Agreement, dated January 5, 2017	S-1/A	10.5	1/9/17

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

10.4.1	Amendment to Transfer Agency and Service Agreement, dated June 6, 2018	S-1/A	10.6	6/13/18

10.4.2	Second Amendment to the Transfer Agency and Service Agreement, dated October 11, 2019	10-K	10.4.2	12/10/19

10.5	Amended and Restated Sponsor Agreement, dated October 14, 2016	S-1/A	10.7	1/9/17

10.5.1	Amendment to Amended and Restated Sponsor Agreement, dated November 28, 2017	10-K	10.11	11/29/17

10.5.2	Second Amendment to Amended and Restated Sponsor Agreement, dated June 12, 2018	S-1/A	10.9	6/13/18

10.5.3	Third Amendment to Amended and Restated Sponsor Agreement dated February 4, 2022	8-K	10.5.3	2/4/22

10.6	Custody Agreement (U.S. Dollar Only), dated January 5, 2017	S-1/A	10.8	1/9/17

10.6.1	Amendment to Custody Agreement (U.S. Dollar Only), dated June 6, 2018	S-1/A	10.11	6/13/18

10.6.2	Second Amendment to Custody Agreement (U.S. Dollar Only), dated October 11, 2019	10-K	10.6.2	12/10/19

10.7	Master Marketing Agent Agreement, dated July 17, 2015	S-1/A	10.10	8/30/16

10.7.1	First Amendment to the Marketing Agent Agreement, dated May 4, 2018	S-1/A	10.13	6/13/18

23.1*	Consent of KPMG LLP

23.2*	Consent of Carter Ledyard & Milburn LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/Period End Date

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
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

WGC USA Asset Management Company, LLC Sponsor of the World Gold Trust (Registrant)

/s/ Joseph R. Cavatoni
Joseph R. Cavatoni Principal Executive Officer*

/s/ Amanda Krichman
Amanda Krichman Principal Financial and Accounting Officer*

/s/ William J. Shea
William J. Shea Director*

/s/ Molly Duffy
Molly Duffy Director*

/s/ Carlos Rodriguez
Carlos Rodriguez Director*

/s/ Sara J. Sprung
Sara J. Sprung Director*

/s/ David Tait
David Tait Director*

/s/ Neal Wolkoff
Neal Wolkoff Director*
Date: November

2
3
, 2022

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of WGC USA Asset Management Company, LLC, the Sponsor of the Registrant.

WORLD GOLD TRUST
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2022

Report of Independent Registered Public Accounting Firm
To the Trustee of World Gold Trust and the Board of Directors of WGC USA Asset Management Company, LLC:
Opinion on the Combined Financial Statements
We have audited the accompanying combined statements of financial condition of World Gold Trust and its series (the Trust), including the combined schedules of investment, as of September 30, 2022 and 2021, the related combined statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively, the combined financial statements). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2022 and 2021, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of September 30, 2022, based on criteria established in
Internal Control
—
Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 23, 2022 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.
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

Evaluation of the evidence pertaining to the existence of the gold holdings
As disclosed in the combined schedule of investment, as of September 30, 2022, the Trust’s market value of gold holdings was $4.7 billion, representing approximately 100% of the Trust’s total assets. All of the gold holdings, which were 2.8 million ounces as of September 30, 2022, were held by a third-party custodian (the custodian).
We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the custodian as of September 30, 2022.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Trust’s gold holdings process, including controls over (1) the comparison of the Trust’s records of gold held to the custodian records and (2) the approval of gold deposits and withdrawals by the trustee of the Trust. We obtained a schedule directly from the custodian of the Trust’s gold holdings held by the custodian as of September 30, 2022. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also attended and observed part of the physical count of the Trust’s gold holdings performed at the custodian’s location by a third party engaged by the Trust’s sponsor. We obtained the physical count result of that third party and reconciled it to both the Trust’s and the custodian’s records.
/s/ KPMG LLP
We have served as the Trust’s auditor since 2016.
New York, New York
November 23, 2022

World Gold Trust
Combined Statements of Financial Condition
at September 30, 2022 and 2021

(Amounts in 000’s of US$)	Sep-30, 2022	Sep-30, 2021

ASSETS

Investments in Gold, at fair value (cost $4,864,729 and $4,237,696 at September 30, 2022 and 2021, respectively)	$4,692,387	$4,387,731

Total Assets	$4,692,387	$4,387,731

LIABILITIES

Accounts payable to Sponsor	$397	$666

Gold payable	52,777	—

Total Liabilities	$53,174	$666

Net Assets	$4,639,213	$4,387,065

See notes to the combined financial statements.

World Gold Trust
Combined Schedules of Investment
(Amounts in 000’s except for percentages)

September 30, 2022	Ounces of gold	Cost	Fair Value	% of Net Assets

Investment in Gold	2,806.9	$4,864,729	$4,692,387	101.15%

Total Investment		$4,864,729	$4,692,387	101.15%

Liabilities in excess of other assets			(53,174)	(1.15)%

Net Assets			$4,639,213	100.00%

September 30, 2021	Ounces of gold	Cost	Fair Value	% of Net Assets

Investment in Gold	2,517.6	$4,237,696	$4,387,731	100.02%

Total Investment		$4,237,696	$4,387,731	100.02%

Liabilities in excess of other assets			(666)	(0.02)%

Net Assets			$4,387,065	100.00%

See notes to the combined financial statements.

World Gold Trust
Combined Statements of Operations
For the years ended September 30, 2022, 2021 and 2020

(Amounts in 000’s of US$)	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020

EXPENSES

Sponsor fees	$6,156	$7,462	$3,495

Total expenses	6,156	7,462	3,495

Net investment loss	(6,156)	(7,462)	(3,495)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	394	634	455

Net realized gain/(loss) from gold distributed for the redemption of shares	32,782	39,311	37,008

Net change in unrealized gain/(loss) on investment in gold	(322,377)	(378,400)	409,193

Net realized and change in unrealized gain/(loss) on investment in gold	(289,201)	(338,455)	446,656

Net income/(loss)	$(295,357)	$(345,917)	$443,161

See notes to the combined financial statements.

World Gold Trust
Combined Statements of Cash Flows
For the years ended September 30, 2022, 2021 and 2020

(Amounts in 000’s of US$)	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020

INCREASE/DECREASE IN CASH FROM OPERATIONS:

Cash proceeds received from sales of gold	$6,425	$7,313	$3,126

Cash expenses paid	(6,425)	(7,313)	(3,126)

Increase/(Decrease) in cash resulting from operations	–	–	–

Cash and cash equivalents at beginning of period	–	–	–

Cash and cash equivalents at end of period	$–	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of share-net of change in gold receivable	$1,706,522	$1,602,034	$2,348,580

Value of gold distributed for redemption of shares-net of change in gold payable	$1,106,240	$449,117	$285,146

(Amounts in 000’s of US$)	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020

RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Income/(Loss)	$(295,357)	$(345,917)	$443,161

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Proceeds from sales of gold to pay expenses	6,425	7,313	3,126

Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(394)	(634)	(455)

Net realized (gain)/loss from gold distributed for the redemption of shares	(32,782)	(39,311)	(37,008)

Net change in unrealized gain/(loss) on investment in gold	322,377	378,400	(409,193)

Increase/(Decrease) in accounts payable to Sponsor	(269)	149	369

Net cash provided by operating activities	$–	$–	$–

See notes to the combined financial statements.

World Gold Trust
Combined Statements of Changes in Net Assets
For the years ended September 30, 2022, 2021 and 2020

(Amounts in 000’s of US$)	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020

Net Assets – Opening Balance	$4,387,065	$3,561,272	$1,050,703

Creations	1,706,522	1,620,827	2,352,554

Redemptions	(1,159,017)	(449,117)	(285,146)

Net investment loss	(6,156)	(7,462)	(3,495)

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	394	634	455

Net realized gain/(loss) from gold distributed for the redemption of shares	32,782	39,311	37,008

Net change in unrealized gain/(loss) on investment in gold	(322,377)	(378,400)	409,193

Net Assets – Closing Balance	$4,639,213	$4,387,065	$3,561,272

See notes to the combined financial statements.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Trustee of SPDR® Gold MiniShares® Trust and the Board of Directors of WGC USA Asset Management Company, LLC:
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of SPDR® Gold MiniShares® Trust (GLDM), a series of the World Gold Trust (the Trust), including the schedules of investment, as of September 30, 2022 and 2021, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2022 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of GLDM as of September 30, 2022 and 2021, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), GLDM s internal control over financial reporting as of September 30, 2022, based on criteria established in

Internal

Control Integrated Framework (2013)

issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 23, 2022 expressed an unqualified opinion on the effectiveness of GLDM s internal control over financial reporting.
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

Evaluation of the evidence pertaining to the existence of the gold holdings
As disclosed in the schedule of investment, as of September 30, 2022, GLDM s market value of gold holdings was $4.7 billion, representing approximately 100% of GLDM s total assets. All of the gold holdings, which were 2.8 million ounces as of September 30, 2022, were held by a third-party custodian (the custodian).
We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the custodian as of September 30, 2022.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over GLDM s gold holdings process, including controls over (1) the comparison of GLDM s records of gold held to the custodian records and (2) the approval of gold deposits and withdrawals by the trustee of GLDM. We obtained a schedule directly from the custodian of GLDM s gold holdings held by the custodian as of September 30, 2022. We compared the total ounces on such schedule to GLDM s record of gold holdings. We also attended and observed part of the physical count of GLDM s gold holdings performed at the custodian s location by a third party engaged by GLDM s sponsor. We obtained the physical count result of that third party and reconciled it to both GLDM s and the custodian s records.
/s/ KPMG LLP
We have served as GLDM’s auditor since 2016.

New York, New York
November 23, 2022

SPDR
®
Gold MiniShares
®
Trust
Statements of Financial Condition
at September 30, 2022 and 2021

(Amounts in 000’s of US$except for share and per share data)	Sep-30, 2022	Sep-30, 2021

ASSETS

Investments in Gold, at fair value (cost $4,864,729 and $4,237,696 at September 30, 2022 and 2021, respectively)	$4,692,387	$4,387,731

Total Assets	$4,692,387	$4,387,731

LIABILITIES

Accounts payable to Sponsor	$397	$666

Gold payable	52,777	–

Total Liabilities	$53,174	$666

Net Assets	$4,639,213	$4,387,065

Shares issued and outstanding (1)	139,750,000	126,600,000

Net asset value per Share	$33.20	$34.65

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements.

SPDR
®
Gold MiniShares
®
Trust
Schedules of Investment
(Amounts in 000’s except for percentages)

September 30, 2022	Ounces of gold	Cost	Fair Value	% of Net Assets

Investment in Gold	2,806.9	$4,864,729	$4,692,387	101.15%

Total Investment		$4,864,729	$4,692,387	101.15%

Liabilities in excess of other assets			(53,174)	(1.15)%

Net Assets			$4,639,213	100.00%

September 30, 2021	Ounces of gold	Cost	Fair Value	% of Net Assets

Investment in Gold	2,517.6	$4,237,696	$4,387,731	100.02%

Total Investment		$4,237,696	$4,387,731	100.02%

Liabilities in excess of other assets			(666)	(0.02)%

Net Assets			$4,387,065	100.00%

See notes to the financial statements.

SPDR
®
Gold MiniShares
®
Trust
Statements of Operations
For the years ended September 30, 2022, 2021 and 2020

(Amounts in 000’s of US$, except per share data)	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020

EXPENSES

Sponsor fees	$6,156	$7,462	$3,495

Total expenses	6,156	7,462	3,495

Net investment loss	(6,156)	(7,462)	(3,495)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	394	634	455

Net realized gain/(loss) from gold distributed for the redemption of shares	32,782	39,311	37,008

Net change in unrealized gain/(loss) on investment in gold	(322,377)	(378,400)	409,193

Net realized and change in unrealized gain/(loss) on investment in gold	(289,201)	(338,455)	446,656

Net income/(loss)	$(295,357)	$(345,917)	$443,161

Net income/(loss) per share	$(2.23)	$(3.01)	$7.83

Weighted average number of shares (in 000’s)	132,493	114,791	56,590

See notes to the financial statements.

SPDR
®
Gold MiniShares
®
Trust
Statements of Cash Flows
For the years ended September 30, 2022, 2021 and 2020

(Amounts in 000’s of US$)	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020

INCREASE/DECREASE IN CASH FROM OPERATIONS:

Cash proceeds received from sales of gold	$6,425	$7,313	$3,126

Cash expenses paid	(6,425)	(7,313)	(3,126)

Increase/(Decrease) in cash resulting from operations	—	—	—

Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of shares-net of change in gold receivable	$1,706,522	$1,602,034	$2,348,580

Value of gold distributed for redemption of shares-net of change in gold payable	$1,106,240	$449,117	$285,146

(Amounts in 000’s of US$)	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020

RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net income/(loss)	$(295,357)	$(345,917)	$443,161

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Proceeds from sales of gold to pay expenses	6,425	7,313	3,126

Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(394)	(634)	(455)

Net realized (gain)/loss from gold distributed for the redemption of shares	(32,782)	(39,311)	(37,008)

Net change in unrealized gain/(loss) on investment in gold	322,377	378,400	(409,193)

Increase/(Decrease) in accounts payable to Sponsor	(269)	149	369

Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR
®
Gold MiniShares
®
Trust
Statements of Changes in Net Assets
For the years ended September 30, 2022, 2021 and 2020

(Amounts in 000’s of US$)	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020

Net Assets – Opening Balance	$4,387,065	$3,561,272	$1,050,703

Creations	1,706,522	1,620,827	2,352,554

Redemptions	(1,159,017)	(449,117)	(285,146)

Net investment loss	(6,156)	(7,462)	(3,495)

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	394	634	455

Net realized gain/(loss) from gold distributed for the redemption of shares	32,782	39,311	37,008

Net change in unrealized gain(loss) on investment in gold	(322,377)	(378,400)	409,193

Net Assets – Closing Balance	$4,639,213	$4,387,065	$3,561,272

See notes to the financial statements.

World Gold Trust
Notes to the Financial Statements
1. Organization
World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest. The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, one of which is operational as of September 30, 2022.
The accompanying financial statements relate to the series SPDR® Gold MiniShares® Trust (“GLDM”). The shares of GLDM (the “Shares”) began publicly trading on June 26, 2018 on the NYSE Arca, Inc. (the “NYSE Arca”). The Shares are also listed on the Mexican Stock Exchange (Bolsa Mexicana de Valores). The fiscal year-end
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
2.2    Basis of Presentation
The financial statements are presented for the Trust, as the SEC registrant, combined with GLDM and for GLDM individually. The debts, liabilities, obligations and expenses incurred, contracted for or

World Gold Trust
Notes to the Financial Statements
2.2    Basis of Presentation—(continued)

otherwise existing with respect to GLDM are enforceable only against the assets of GLDM and not against the assets of the Trust generally or any other series that the Trust may establish.
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

Level 3 –	Inputs that are unobservable for the asset and liability, including a fund’s assumptions (if any) used in determining the fair value of investments.
The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$)
September 30, 2022	Level 1	Level 2	Level 3

Investment in Gold	$4,692,387	$—	$—

Total	$4,692,387	$—	$—

(Amounts in 000’s of US$)
September 30, 2021	Level 1	Level 2	Level 3

Investment in Gold	$4,387,731	$—	$—

Total	$4,387,731	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2022 and 2021.
The Administrator values the gold held by GLDM on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (the “IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and

World Gold Trust
Notes to the Financial Statements
2.4    Fair Value Measurement—(continued)

governance for the London Bullion Market Association (the “LBMA”). In determining the NAV of GLDM, the Administrator values the gold held on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (the “LBMA Gold Price PM”), which is an electronic auction. The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculates the NAV of GLDM on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM is used in the determination of the NAV of GLDM, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.
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

(Amounts in 000’s of US$)	Sep-30, 2022	Sep-30, 2021

Gold receivable	$—	$—
2.7.    Gold Payable
Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2022	Sep-30, 2021

Gold payable	$52,777	$—
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

World Gold Trust
Notes to the Financial Statements
2.8.    Creations and Redemptions of Shares—(continued)

As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the years ended September 30, 2022, 2021 and 2020 are as follows:

(Amounts are in 000’s)	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020

Activity in Number of Shares Created and Redeemed:

Creations	46,200	44,400	68,000

Redemptions	(33,050)	(12,550)	(8,700)

Net Change in Number of Shares Created and Redeemed	13,150	31,850	59,300

(Amounts in 000’s of US$)	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020

Activity in Value of Shares Created and Redeemed:

Creations	$1,706,522	$1,620,827	$2,352,554

Redemptions	(1,159,017)	(449,117)	(285,146)

Net change in Value of Shares Created and Redeemed	$547,505	$1,171,710	$2,067,408

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
GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2022 of $(289,201) is made up of a realized gain of $394 from the sale of gold to pay Sponsor fees, a realized gain of $32,782 from gold distributed for the redemption of shares, and a change in unrealized loss of $322,377 on investment in gold.
GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2021 of $(338,455) is made up of a realized gain of $634 from the sale of gold to pay Sponsor fees, a realized gain of $39,311 from gold distributed for the redemption of shares, and a change in unrealized loss of $378,400 on investment in gold.
2.10.    Income Taxes
GLDM is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the shareholders, and the Administrator will report GLDM’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.
The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of

World Gold Trust
Notes to the Financial Statements
2.10.    Income Taxes—(continued)

September 30, 2022. As of September 30, 2022, the 2021, 2020 and 2019 tax years remain open for examination. There were no examinations in progress at period end.
3.    Quarterly Statements of Operations

Year Ended September 30, 2022	Three Months Ended (unaudited)
(Amounts in 000’s of US$, except per share data)	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Year Ended Sep 30, 2022

EXPENSES

Sponsor fees	$1,957	$1,635	$1,309	$1,255	$6,156

Total expenses	1,957	1,635	1,309	1,255	6,156

Net investment loss	(1,957)	(1,635)	(1,309)	(1,255)	(6,156)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	106	164	112	12	394

Net realized gain/(loss) from gold distributed for the redemption of shares	14,355	14,710	10,134	(6,417)	32,782

Net change in unrealized gain/(loss) on investment in gold	173,327	275,905	(363,675)	(407,934)	(322,377)

Net realized and change in unrealized gain/(loss) on investment in gold	187,788	290,779	(353,429)	(414,339)	(289,201)

Net income/(loss)	$185,831	$289,144	$(354,738)	$(415,594)	$(295,357)

Net income/(loss) per share	$1.54	$2.35	$(2.52)	$(2.87)	$(2.23)

Weighted average number of shares (in 000’s)	120,793	123,023	141,035	145,009	132,493

Year Ended September 30, 2021	Three Months Ended (unaudited)
(Amounts in 000’s of US$, except per share data)	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Year Ended Sep 30, 2021

EXPENSES

Sponsor fees	$1,693	$1,794	$1,952	$2,023	$7,462

Total expenses	1,693	1,794	1,952	2,023	7,462

Net investment loss	(1,693)	(1,794)	(1,952)	(2,023)	(7,462)

World Gold Trust
Notes to the Financial Statements
3.    Quarterly Statements of Operations—(continued)

Net realized and change in unrealized gain/(loss) on investment in gold

Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	224	122	154	134	634

Net realized gain/(loss) from gold distributed for the redemption of shares	34,670	2,205	19	2,417	39,311

Net change in unrealized gain/(loss) on investment in gold	(27,914)	(453,395)	160,714	(57,805)	(378,400)

Net realized and change in unrealized gain/(loss) on investment in gold	6,980	(451,068)	160,887	(55,254)	(338,455)

Net income/(loss)	$5,287	$(452,862)	$158,935	$(57,277)	$(345,917)

Net income/(loss) per share	$0.05	$(3.99)	$1.32	$(0.46)	$(3.01)

Weighted average number of shares (in 000’s)	99,989	113,360	120,535	125,310	114,791

4.    Related Parties – Sponsor
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
Various factors could affect the price of gold including: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, South Africa and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; (vi) other economic variables

World Gold Trust
Notes to the Financial Statements
6.    Concentration of Risk—(continued)

such as income growth, economic output, and monetary policies; and (vii) global or regional political, economic or financial events and situations. In addition, while gold it used to preserve wealth by investors around the world, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on GLDM’s financial position and results of operations.
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
8.     Financial Highlights
The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the years ended September 30, 2022, 2021 and 2020. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended Sep-30, 2022	Year Ended Sep-30, 2021	Year Ended Sep-30, 2020

Net Asset Value

Net asset value per Share, beginning of period	$34.65	$37.59	$29.64

Net investment income/(loss)	(0.05)	(0.07)	(0.06)

Net Realized and Change in Unrealized Gain/(Loss)	(1.40)	(2.87)	8.01

Net Income/(Loss)	(1.45)	(2.94)	7.95

Net asset value per Share, end of period	$33.20	$34.65	$37.59

Market value per Share, beginning of period	$34.92	$37.60	$29.40

Market value per Share, end of period	$32.98	$34.92	$37.60

World Gold Trust
Notes to the Financial Statements
8.     Financial Highlights—(continued)

Ratio to average net assets

Net investment loss	(0.13)%	(0.18)%	(0.18)%

Gross expenses	0.13%	0.18%	0.18%

Net expenses	0.13%	0.18%	0.18%

Total Return, at net asset value	(4.18)%	(7.82)%	26.82%

Total Return, at market value	(5.56)%	(7.13)%	27.89%