Form 10-Q
period 2022-12-31
World Gold Trust
filed 2023-02-09
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

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

(212) 317-3800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
SPDR® Gold MiniShares® Trust	GLDM®	NYSE Arca

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

As of February 8, 2023, SPDR ® Gold MiniShares ®  Trust had 154,250,000 shares outstanding.

WORLD GOLD TRUST

World Gold Trust

PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Combined Statements of Financial Condition

At December 31, 2022 (unaudited) and September 30, 2022

(Amounts in 000’s of US$)	Dec-31, 2022	Sep-30, 2022
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $4,932,172 and $4,864,730 at December 31, 2022 and September 30, 2022, respectively)	$5,158,100	$4,692,387
Total Assets	$5,158,100	$4,692,387
LIABILITIES
Accounts payable to Sponsor	$428	$397
Gold payable	7,196	52,777
Total Liabilities	$7,624	$53,174
Net Assets	$5,150,476	$4,639,213

See notes to the unaudited financial statements.

World Gold Trust

Combined Schedules of Investment

(Amounts in 000’s except for percentages)
	Ounces of			% of
December 31, 2022	gold	Cost	Fair Value	Net Assets
(unaudited)
Investment in Gold	2,846.1	$4,932,172	$5,158,100	100.15%
Total Investment		$4,932,172	$5,158,100	100.15%
Liabilities in excess of other assets			(7,624)	(0.15)%
Net Assets			$5,150,476	100.00%

	Ounces of			% of
September 30, 2022	gold	Cost	Fair Value	Net Assets
Investment in Gold	2,806.9	$4,864,730	$4,692,387	101.15%
Total Investment		$4,864,730	$4,692,387	101.15%
Liabilities in excess of other assets			(53,174)	(1.15)%
Net Assets			$4,639,213	100.00%

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Operations

For the Three Months Ended December 31, 2022 and December 31, 2021

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2022	Dec-31, 2021
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$1,232	$1,957
Total expenses	1,232	1,957
Net investment loss	$(1,232)	$(1,957)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	$(9)	$106
Net realized gain/(loss) from gold distributed for the redemption of shares	3,127	14,355
Net change in unrealized gain/(loss) on investment in gold	398,270	173,327
Net realized and change in unrealized gain/(loss) on investment in gold	$401,388	$187,788
Net income/(loss)	$400,156	$185,831

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Cash Flows

For the Three Months Ended December 31, 2022 and December 31, 2021

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2022	Dec-31, 2021
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$1,201	$1,972
Cash expenses paid	(1,201)	(1,972)
Increase/(Decrease) in cash resulting from operations	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$488,680	$67,836
Value of gold distributed for redemption of shares-net of change in gold payable	$423,154	$285,426

See notes to the unaudited financial statements.

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2022	Dec-31, 2021
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$400,156	$185,831
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	1,201	1,972
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	9	(106)
Net realized (gain)/loss from gold distributed for the redemption of shares	(3,127)	(14,355)
Net change in unrealized (gain)/loss on investment in gold	(398,270)	(173,327)
Increase/(Decrease) in accounts payable to Sponsor	31	(15)
Net cash provided by operating activities	$-	$-

World Gold Trust

Unaudited Combined Statements of Changes in Net Assets

Three Months Ended December 31, 2022 and December 31, 2021

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2022	Dec-31, 2021
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$4,639,213	$4,387,065
Creations	488,680	67,836
Redemptions	(377,573)	(285,426)
Net investment loss	(1,232)	(1,957)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	(9)	106
Net realized gain/(loss) from gold distributed for the redemption of shares	3,127	14,355
Net change in unrealized gain/(loss) on investment in gold	398,270	173,327
Net Assets - Closing Balance	$5,150,476	$4,355,306

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Statements of Financial Condition

At December 31, 2022 (unaudited) and September 30, 2022

(Amounts in 000’s of US$ except for share and per share data)	Dec-31, 2022	Sep-30, 2022
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $4,932,172 and $4,864,730 at December 31, 2022 and September 30, 2022, respectively)	$5,158,100	$4,692,387
Total Assets	$5,158,100	$4,692,387
LIABILITIES
Accounts payable to Sponsor	$428	$397
Gold payable	7,196	52,777
Total Liabilities	$7,624	$53,174
Net Assets	5,150,476	4,639,213
Shares issued and outstanding (1)	143,150,000	139,750,000
Net asset value per Share	$35.98	$33.20
(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Schedules of Investment

(Amounts in 000’s except for percentages)

	Ounces of
December 31, 2022	gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	2,846.1	$4,932,172	$5,158,100	100.15%
Total Investment		$4,932,172	$5,158,100	100.15%
Liabilities in excess of other assets			(7,624)	(0.15)%
Net Assets			$5,150,476	100.00%

	Ounces of
September 30, 2022	gold	Cost	Fair Value	% of Net Assets
Investment in Gold	2,806.9	$4,864,730	$4,692,387	101.15%
Total Investment		$4,864,730	$4,692,387	101.15%
Liabilities in excess of other assets			(53,174)	(1.15)%
Net Assets			$4,639,213	100.00%

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Operations

For the Three Months Ended December 31, 2022 and December 31, 2021

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$, except per share data)	Dec-31, 2022	Dec-31, 2021
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$1,232	$1,957
Total expenses	1,232	1,957
Net investment loss	(1,232)	(1,957)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	$(9)	$106
Net realized gain/(loss) from gold distributed for the redemption of shares	3,127	14,355
Net change in unrealized gain/(loss) on investment in gold	398,270	173,327
Net realized and change in unrealized gain/(loss) on investment in gold	401,388	187,788
Net income/(loss)	$400,156	$185,831
Net income/(loss) per share	$2.81	$1.54
Weighted average number of shares (in 000’s)	142,422	120,793

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Cash Flows

For the three months ended December 31, 2022 and 2021

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2022	Dec-31, 2021
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$1,201	$1,972
Cash expenses paid	(1,201)	(1,972)
Increase/(Decrease) in cash resulting from operations	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$488,680	$67,836
Value of gold distributed for redemption of shares-net of change in gold payable	$423,154	$285,426

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2022	Dec-31, 2021
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$400,156	$185,831
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	1,201	1,972
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	9	(106)
Net realized (gain)/loss from gold distributed for the redemption of shares	(3,127)	(14,355)
Net change in unrealized (gain)/loss on investment in gold	(398,270)	(173,327)
Increase/(Decrease) in accounts payable to Sponsor	31	(15)
Net cash provided by operating activities	$-	$-

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Changes in Net Assets

For the Three Months Ended December 31, 2022 and December 31, 2021

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2022	Dec-31, 2021
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$4,639,213	$4,387,065
Creations	488,680	67,836
Redemptions	(377,573)	(285,426)
Net investment loss	(1,232)	(1,957)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	(9)	106
Net realized gain/(loss) from gold distributed for the redemption of shares	3,127	14,355
Net change in unrealized gain/(loss) on investment in gold	398,270	173,327
Net Assets - Closing Balance	$5,150,476	$4,355,306

See notes to the unaudited financial statements.

WORLD GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

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

The accompanying financial statements relate to the Trust and its one operational series SPDR® Gold MiniShares® Trust (“GLDM”). The shares of GLDM (the “Shares”) began publicly trading on June 26, 2018 on the NYSE Arca, Inc. (the “NYSE Arca”). The Shares are also listed on the Mexican Stock Exchange (Bolsa Mexicana de Valores). The fiscal year-end of GLDM is September 30th.

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

The Statements of Financial Condition and Schedules of Investment at December 31, 2021, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three months ended December 31, 2022 and 2021 have been prepared without audit.

In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2022 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The results of operations for the three months ended December 31, 2022 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$)
December 31, 2022	Level 1	Level 2	Level 3
Investment in Gold	$5,158,100	$-	$-
Total	$5,158,100	-	-

(Amounts in 000’s of US$)
September 30, 2022	Level 1	Level 2	Level 3
Investment in Gold	$4,692,387	$-	$-
Total	$4,692,387	$-	$-

There were no transfers between Level 1 and other Levels for the three months ended December 31, 2022 or for the year ended September 30, 2022.

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

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2022	2022
Gold receivable	$-	$-

2.7.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2022	2022
Gold payable	$7,196	$52,777

2.8.	Creations and Redemptions of Shares

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

As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the three months ended December 31, 2022 and 2021 are as follows:

	Three Months	Three Months
	Ended	Ended
(Amounts are in 000’s)	Dec-31, 2022	Dec-31, 2021
Activity in Number of Shares Created and Redeemed:
Creations	14,300	3,800
Redemptions	(10,900)	(16,200)
Net Change in Number of Shares Created and Redeemed	3,400	(12,400)

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2022	Dec-31, 2021
Activity in Value of Shares Created and Redeemed:
Creations	$488,680	$67,836
Redemptions	(377,573)	(285,426)
Net change in Value of Shares Created and Redeemed	$111,107	$(217,590)

2.9.	Income and Expense (Amounts in 000’s of US$)

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

GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the three months ended December 31, 2022 of $401,388 is made up of a realized loss of $9 from the sale of gold to pay Sponsor fees, a realized gain of $3,127 from gold distributed for the redemption of shares, and a change in unrealized gain of $398,270 on investment in gold.

GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the three months ended December 31, 2021 of $187,788 is made up of a realized gain of $106 from the sale of gold to pay Sponsor fees, a realized gain of $14,355 from gold distributed for the redemption of shares, and a change in unrealized gain of $173,327 on investment in gold.

2.10.	Income Taxes

GLDM is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the shareholders, and the Administrator will report GLDM’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2022. As of  December 31, 2022, the 2021, 2020 and 2019 tax years remain open for examination. There were no examinations in progress at period end.

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

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three months ended December 31, 2022 and December 31, 2021. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three months ended December 31, 2022 and 2021

	Three Months	Three Months
	Ended	Ended
	Dec-31, 2022	Dec-31, 2021
	(unaudited)	(unaudited)
Net Asset Value
Net asset value per Share, beginning of period	$33.20	$34.65
Net investment income/(loss)	(0.01)	(0.02)
Net Realized and Change in Unrealized Gain/(Loss)	2.79	1.54
Net Income/(Loss)	2.78	1.52
Net asset value per Share, end of period	$35.98	$36.17
Market value per Share, beginning of period	$32.98	$34.92
Market value per Share, end of period	$36.19	$36.36
Ratio to average net assets
Net investment loss(1)	(0.10)%	(0.18)%
Gross expenses(1)	0.10%	0.18%
Net expenses(1)	0.10%	0.18%
Total Return, at net asset value(2)	8.37%	4.39%
Total Return, at market value(2)	9.73%	4.12%
(1)	Percentages are annualized.
(2)	Percentages are not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. This Quarterly Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future gold prices, gold bullion sales, foreign currencies (including the Reference Currencies), foreign currency exchange rates, costs, plans, or objectives are forward-looking statements based on our estimates, beliefs, assumptions and projections. Words such as “could,” “would,” “may,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” and “predict,” and variations on such words, and similar expressions that reflect our current views with respect to future events and fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Important factors that we believe could affect performance and cause results to differ materially from our expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as updated from time to time in World Gold Trust’s Securities and Exchange Commission filings.

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

The Trust established six separate series, of which only SPDR® Gold MiniShares® Trust (“GLDM”) is operational as of December 31, 2022. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.

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

Share price & NAV v. gold price - June 26, 2018 to December 31, 2022

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

Inspectorate International Limited (“Inspectorate”) conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. On October 6, 2022, Inspectorate completed the annual full count of the Trust’s gold bullion held by the Custodian. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on May 4, 2022. The results can be found on www.spdrgoldshares.com. The Sponsor generally visits the vaults of the Custodian twice a year as part of its due diligence procedures.

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

Results of Operations

In the three months ended December 31, 2022, 14,300,000 Shares (143 Creation Units) were created in exchange for 283,925.2 ounces of gold, 10,900,000 Shares (109 Creation Units) were redeemed in exchange for 216,414.0 ounces of gold and 698.6 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.

At December 31, 2022, the amount of gold owned by GLDM and held by the Custodian in its vault was 2,846,084.1 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $5,158,100,494 based on the LBMA Gold Price PM on December 31, 2022 (cost —$4,932,172,417).

At September 30, 2022, the amount of gold owned by GLDM and held by the custodian in its vault was 2,806,871.5 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $4,692,387,415 based on the LBMA Gold Price PM on September 30, 2022 (cost — $4,864,729,657).

Cash Resources and Liquidity

At December 31, 2022, GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to December 31, 2022.

Daily Gold Price - June 26, 2018 to December 31, 2022

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the three and twelve-month periods over the prior three years and for the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) through December 31, 2022, based on the LBMA Gold Price PM, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day (1)
Three months to March 31, 2020	$1,582.80	$1,683.65	Mar 6, 2020	$1,474.25	Mar 19, 2020	$1,608.95	Mar 31, 2020
Three months to June 30, 2020	$1,711.13	$1,771.60	Jun 29, 2020	$1,576.55	Apr 1, 2020	$1,768.10	Jun 30, 2020
Three months to September 30, 2020	$1,908.56	$2,067.15	Aug 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sep 30, 2020
Three months to December 31, 2020	$1,874.23	$1,940.80	Nov 6, 2020	$1,762.55	Nov 30, 2020	$1,891.10	Dec 31, 2020	(2)
Three months to March 31, 2021	$1,794.01	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,691.05	Mar 31, 2021
Three months to June 30, 2021	$1,816.48	$1,902.75	Jun 2, 2021	$1,726.05	Apr 1, 2021	$1,763.15	Jun 30, 2021
Three months to September 30, 2021	$1,789.52	$1,829.30	Jul 29, 2021	$1,723.35	Aug 10, 2021	$1,742.80	Sept 30, 2021
Three months to December 31, 2021	$1,795.25	$1,864.90	Nov 17, 2021	$1,753.20	Oct 5, 2021	$1,820.10	Dec 31, 2021	(2)
Three months to March 31, 2022	$1,877.16	$2,039.05	Mar 8, 2022	$1,788.15	Jan 28, 2022	$1,942.15	Mar 31, 2022
Three months to June 30, 2022	$1,870.58	$1,976.75	Apr 13, 2022	$1,809.50	May 16, 2022	$1,817.00	Jun 30, 2022
Three months to September 30, 2022	$1,728.91	$1,808.40	Jul 4, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022
Three months to December 31, 2022	$1,725.85	$1,823.55	Dec 13, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Twelve months ended December 31, 2020	$1,769.50	$2,067.15	Aug 6, 2020	$1,474.25	Mar 19, 2020	$1,891.10	Dec 31, 2020	(2)
Twelve months ended December 31, 2021	$1,798.61	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,820.10	Dec 31, 2021	(2)
Twelve months ended December 31, 2022	$1,800.09	$2,039.05	Mar 8, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
June 26, 2018 to December 31, 2022	$1,636.08	$2,067.15	Aug 6, 2020	$1,178.40	Aug 17, 2018	$1,812.35	Dec 30, 2022	(2)

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period.
(2)

There was no LBMA Gold Price PM on the last business day of December 2022, 2021 or 2020. The LBMA Gold Price AM on the last business day of December 2022, 2021 and 2020 was $1,812.35, $1,820.10 and $1,891.10, respectively. The Net Asset Value of GLDM on December 31, 2022, 2021 and 2020 was calculated using the LBMA Gold Price AM.

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2022, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2022 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)

Since GLDM commenced operations on June 26, 2018, and in the period from then to December 31, 2022, 360,100,000 Shares (3,601 Creation Units) were created in exchange for 4,188,179.2 ounces of gold and 100,500,000 Shares (1,005 Creation Units) were redeemed in exchange for 1,335,243.7 ounces of gold.

	Total Number of	Average Ounces of
	Shares	Gold
Period	Redeemed	Per Share
10/1/22 to 10/31/22	2,400,000	0.01986
11/1/22 to 11/30/22	3,600,000	0.01985
12/1/22 to 12/31/22	4,900,000	0.01985
Total	10,900,000	0.01985

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended to December 31, 2022.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

WGC USA Asset Management Company, LLC Sponsor of the World Gold Trust
(Registrant)

By:	/s/ Joseph R. Cavatoni
Joseph R. Cavatoni
Principal Executive Officer*

By:	/s/ Amanda Krichman
Amanda Krichman
Principal Financial and Accounting Officer*

Date: February 9, 2023

*	The Registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the Registrant.