Form 10-Q/A
period 2023-03-31
World Gold Trust
filed 2023-05-10
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of May 8, 2023 SPDR® Gold MiniShares® Trust had 162,750,000 shares outstanding.

Explanatory Note

The Registrant is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Form 10-Q for the quarter ended March 31, 2023, as originally filed with the U.S. Securities and Exchange Commission on May 9, 2023 (the “Original Filing”), for the sole purpose of correcting the inadvertent deletion of the date for the number of shares outstanding on the cover page. In accordance with Rule 12b-15 and Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment also includes new certifications by the Principal Executive Officer and Principal Financial Officer of the Registrant’s Sponsor on behalf of the Registrant dated as of the date of this filing. Except for the correction of the typographical error described above and the inclusion of new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, this Amendment does not supersede, modify or update any other items or disclosures found in the Original Filing. In addition, this Amendment does not reflect any information, events or transactions occurring after the reporting period of the Original Filing and does not supersede, modify or update those disclosures affected by subsequent events. As a result, information included in the report continues to speak as of the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing together with the Registrant’s other filings with the SEC.

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

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2023.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2023.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q/A for the quarter ended to March 31, 2023.

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

Date: May 10, 2023

*	The Registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the Registrant.