Form 10-Q
period 2023-06-30
World Gold Trust
filed 2023-08-07
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2023

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

As of August 4, 2023 SPDR® Gold MiniShares® Trust had 154,050,000 shares outstanding.

WORLD GOLD TRUST

World Gold Trust

PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Combined Statements of Financial Condition

At June 30, 2023 (unaudited) and September 30, 2022

(Amounts in 000’s of US$)	Jun-30, 2023	Sep-30, 2022
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $5,677,284 and $4,864,730 at June 30, 2023 and September 30, 2022, respectively)	$6,164,543	$4,692,387
Total Assets	$6,164,543	$4,692,387
LIABILITIES
Accounts payable to Sponsor	$518	$397
Gold payable	-	52,777
Total Liabilities	$518	$53,174
Net Assets	$6,164,025	$4,639,213

See notes to the unaudited financial statements.

World Gold Trust

Combined Schedules of Investment

(Amounts in 000’s except for percentages)
				% of
June 30, 2023	Ounces of gold	Cost	Fair Value	Net Assets
(unaudited)
Investment in Gold	3,223.7	$5,677,284	$6,164,543	100.01%
Total Investment		$5,677,284	$6,164,543	100.01%
Liabilities in excess of other assets			(518)	(0.01)%
Net Assets			$6,164,025	100.00%

				% of
September 30, 2022	Ounces of gold	Cost	Fair Value	Net Assets
Investment in Gold	2,806.9	$4,864,730	$4,692,387	101.15%
Total Investment		$4,864,730	$4,692,387	101.15%
Liabilities in excess of other assets			(53,174)	(1.15)%
Net Assets			$4,639,213	100.00%

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Operations

For the Three and Nine Months Ended June 30, 2023 and June 30, 2022

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2023	Jun-30, 2022	Jun-30, 2023	Jun-30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$1,579	$1,309	$4,221	$4,901
Total expenses	1,579	1,309	4,221	4,901
Net investment loss	(1,579)	(1,309)	(4,221)	(4,901)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	183	112	260	382
Net realized gain/(loss) from gold distributed for the redemption of shares	6,924	10,134	17,736	39,199
Net change in unrealized gain/(loss) on investment in gold	(230,057)	(363,675)	659,602	85,557
Net realized and change in unrealized gain/(loss) on investment in gold	$(222,950)	$(353,429)	$677,598	$125,138
Net income/(loss)	$(224,529)	$(354,738)	$673,377	$120,237

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Cash Flows

For the Three and Nine Months Ended June 30, 2023 and June 30, 2022

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2023	Jun-30, 2022	Jun-30, 2023	Jun-30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$1,562	$1,304	$4,100	$5,142
Cash expenses paid	(1,562)	(1,304)	(4,100)	(5,142)
Increase/(Decrease) in cash resulting from operations	-	-	-	-
Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	-	-	-	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$373,524	$404,959	$1,396,621	$1,201,343
Value of gold distributed for redemption of shares-net of change in gold payable	$73,321	$178,669	$545,186	$614,538

See notes to the unaudited financial statements.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2023	Jun-30, 2022	Jun-30, 2023	Jun-30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$(224,529)	$(354,738)	$673,377	$120,237
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:			-
Proceeds from sales of gold to pay expenses	1,562	1,304	4,100	5,142
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(183)	(112)	(260)	(382)
Net realized (gain)/loss from gold distributed for the redemption of shares	(6,924)	(10,134)	(17,736)	(39,199)
Net change in unrealized (gain)/loss on investment in gold	230,057	363,675	(659,602)	(85,557)
Increase/(Decrease) in accounts payable to Sponsor	17	5	121	(241)
Net cash provided by operating activities	$-	$-	$-	$-

World Gold Trust

Unaudited Combined Statements of Changes in Net Assets

Three and Nine Months Ended June 30, 2023 and June 30, 2022

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2023	Jun-30, 2022	Jun-30, 2023	Jun-30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$6,088,351	$5,222,555	$4,639,213	$4,387,065
Creations	373,524	404,959	1,396,621	1,201,343
Redemptions	(73,321)	(178,669)	(545,186)	(614,538)
Net investment loss	(1,579)	(1,309)	(4,221)	(4,901)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	183	112	260	382
Net realized gain/(loss) from gold distributed for the redemption of shares	6,924	10,134	17,736	39,199
Net change in unrealized gain/(loss) on investment in gold	(230,057)	(363,675)	659,602	85,557
Net Assets - Closing Balance	$6,164,025	$5,094,107	$6,164,025	$5,094,107

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Statements of Financial Condition

At June 30, 2023 (unaudited) and September 30, 2022

(Amounts in 000’s of US$ except for share and per share data)	Jun-30, 2023	Sep-30, 2022
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $5,677,284 and $4,864,730 at June 30, 2023 and September 30, 2022, respectively)	$6,164,543	$4,692,387
Total Assets	$6,164,543	$4,692,387
LIABILITIES
Accounts payable to Sponsor	$518	$397
Gold payable	-	52,777
Total Liabilities	$518	$53,174
Net Assets	6,164,025	4,639,213
Shares issued and outstanding (1)	162,450,000	139,750,000
Net asset value per Share	$37.94	$33.20
(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Schedules of Investment

(Amounts in 000’s except for percentages)

June 30, 2023	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	3,223.7	$5,677,284	$6,164,543	100.01%
Total Investment		$5,677,284	$6,164,543	100.01%
Liabilities in excess of other assets			(518)	(0.01)%
Net Assets			$6,164,025	100.00%

September 30, 2022	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	2,806.9	$4,864,730	$4,692,387	101.15%
Total Investment		$4,864,730	$4,692,387	101.15%
Liabilities in excess of other assets			(53,174)	(1.15)%
Net Assets			$4,639,213	100.00%

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Operations

For the Three and Nine Months Ended June 30, 2023 and June 30, 2022

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$, except per share data)	Jun-30, 2023	Jun-30, 2022	Jun-30, 2023	Jun-30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$1,579	$1,309	$4,221	$4,901
Total expenses	1,579	1,309	4,221	4,901
Net investment loss	(1,579)	(1,309)	(4,221)	(4,901)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	183	112	260	382
Net realized gain/(loss) from gold distributed for the redemption of shares	6,924	10,134	17,736	39,199
Net change in unrealized gain/(loss) on investment in gold	(230,057)	(363,675)	659,602	85,557
Net realized and change in unrealized gain/(loss) on investment in gold	(222,950)	(353,429)	677,598	125,138
Net income/(loss)	$(224,529)	$(354,738)	$673,377	$120,237
Net income/(loss) per share	$(1.39)	$(2.52)	$4.42	$0.94
Weighted average number of shares (in 000’s)	161,465	141,035	152,181	128,275

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Cash Flows

For the Three and Nine Months Ended June 30, 2023 and June 30, 2022

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2023	Jun-30, 2022	Jun-30, 2023	Jun-30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$1,562	$1,304	$4,100	$5,142
Cash expenses paid	(1,562)	(1,304)	(4,100)	(5,142)
Increase/(Decrease) in cash resulting from operations	-	-	-	-
Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	-	-	-	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$373,524	$404,959	$1,396,621	$1,201,343
Value of gold distributed for redemption of shares-net of change in gold payable	$73,321	$178,669	$545,186	$614,538

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2023	Jun-30, 2022	Jun-30, 2023	Jun-30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$(224,529)	$(354,738)	$673,377	$120,237
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:			-
Proceeds from sales of gold to pay expenses	1,562	1,304	4,100	5,142
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(183)	(112)	(260)	(382)
Net realized (gain)/loss from gold distributed for the redemption of shares	(6,924)	(10,134)	(17,736)	(39,199)
Net change in unrealized (gain)/loss on investment in gold	230,057	363,675	(659,602)	(85,557)
Increase/(Decrease) in accounts payable to Sponsor	17	5	121	(241)
Net cash provided by operating activities	$-	$-	$-	$-

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Changes in Net Assets

For the Three and Nine Months Ended June 30, 2023 and June 30, 2022

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2023	Jun-30, 2022	Jun-30, 2023	Jun-30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$6,088,351	$5,222,555	$4,639,213	$4,387,065
Creations	373,524	404,959	1,396,621	1,201,343
Redemptions	(73,321)	(178,669)	(545,186)	(614,538)
Net investment loss	(1,579)	(1,309)	(4,221)	(4,901)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	183	112	260	382
Net realized gain/(loss) from gold distributed for the redemption of shares	6,924	10,134	17,736	39,199
Net change in unrealized gain/(loss) on investment in gold	(230,057)	(363,675)	659,602	85,557
Net Assets - Closing Balance	$6,164,025	$5,094,107	$6,164,025	$5,094,107

See notes to the unaudited financial statements.

WORLD GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

The World Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest. The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, one of which is operational as of June 30, 2023.

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

The Trust had no operations with respect to GLDM prior to June 26, 2018, other than matters relating to GLDM's organization and the registration of the offer and sale of the Shares under the Securities Act of 1933, as amended.

The Statements of Financial Condition and Schedules of Investment at June 30, 2023, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three and nine months ended June 30, 2023 and 2022 have been prepared without audit.

In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and  nine months ended June 30, 2023 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The results of operations for the three and nine months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$)
June 30, 2023	Level 1	Level 2	Level 3
Investment in Gold	$6,164,543	$-	$-
Total	$6,164,543	-	-

(Amounts in 000’s of US$)
September 30, 2022	Level 1	Level 2	Level 3
Investment in Gold	$4,692,387	$-	$-
Total	$4,692,387	$-	$-

There were no transfers between Level 1 and other Levels for the nine months ended June 30, 2023 or for the year ended September 30, 2022.

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

As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the nine months ended June 30, 2023 and 2022 are as follows:

	Nine Months	Nine Months
	Ended	Ended
(Amounts are in 000’s)	Jun-30, 2023	Jun-30, 2022
Activity in Number of Shares Created and Redeemed:
Creations	38,000	31,600
Redemptions	(15,300)	(17,050)
Net Change in Number of Shares Created and Redeemed	22,700	14,550

	Nine Months	Nine Months
	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2023	Jun-30, 2022
Activity in Value of Shares Created and Redeemed:
Creations	$1,396,621	$1,201,343
Redemptions	(545,186)	(614,538)
Net change in Value of Shares Created and Redeemed	$851,435	$586,805

2.9.	Income and Expense (Amounts in 000’s of US$)

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

GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the nine months ended June 30, 2023 of $677,598 is made up of a realized gain of $260 from the sale of gold to pay Sponsor fees, a realized gain of $17,736 from gold distributed for the redemption of shares, and a change in unrealized gain of $659,602 on investment in gold.

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

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2023. As of June 30, 2023, the 2022, 2021 and 2020 tax years remain open for examination. There were no examinations in progress at period end.

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

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three and nine months ended June 30, 2023 and June 30, 2022. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three and nine months ended June 30, 2023 and 2022

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Jun-30, 2023	Jun-30, 2022	Jun-30, 2023	Jun-30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Asset Value
Net asset value per Share, beginning of period	$39.29	$38.59	$33.20	$34.65
Net investment income/(loss)	(0.01)	(0.01)	(0.03)	(0.04)
Net Realized and Change in Unrealized Gain/(Loss)	(1.34)	(2.49)	4.77	1.48
Net Income/(Loss)	(1.35)	(2.50)	4.74	1.44
Net asset value per Share, end of period	$37.94	$36.09	$37.94	$36.09
Market value per Share, beginning of period	$39.11	$38.47	$32.98	$34.92
Market value per Share, end of period	$38.09	$35.88	$38.09	$35.88
Ratio to average net assets
Net investment loss(1)	(0.10)%	0.10%	(0.10)%	(0.14)%
Gross expenses(1)	0.10%	0.10%	0.10%	0.14%
Net expenses(1)	0.10%	0.10%	0.10%	0.14%
Total Return, at net asset value(2)	(3.44)%	(6.48)%	14.28%	4.16%
Total Return, at market value(2)	(2.61)%	(6.73)%	15.49%	2.75%
(1)	Percentages are annualized.
(2)	Percentages are not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Trust established six separate series, of which only SPDR® Gold MiniShares® Trust (“GLDM”) is operational as of June 30, 2023. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.

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

Share price & NAV v. gold price - June 26, 2018 to June 30, 2023

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

Results of Operations

In the three months ended June 30, 2023, 9,400,000 Shares (94 Creation Units) were created in exchange for 186,554.8 ounces of gold, 1,900,000 Shares (19 Creation Units) were redeemed in exchange for 37,702.6 ounces of gold and 783.7 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.

At June 30, 2023, the amount of gold owned by GLDM and held by the Custodian in its vault was 3,223,712.1 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $6,164,543,454 based on the LBMA Gold Price PM on June 30, 2023 (cost —$5,677,283,531).

At September 30, 2022, the amount of gold owned by GLDM and held by the custodian in its vault was 2,806,871.5 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $4,692,387,416 based on the LBMA Gold Price PM on September 30, 2022 (cost — $4,864,729,657).

Cash Resources and Liquidity

At June 30, 2023, GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to June 30, 2023.

Daily Gold Price - June 26, 2018 to June 30, 2023

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the three and twelve-month periods over the prior three years and for the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) through June 30, 2023, based on the LBMA Gold Price PM, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day (1)
Three months to September 30, 2020	$1,908.56	$2,067.15	Aug 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sep 30, 2020
Three months to December 31, 2020	$1,874.23	$1,940.80	Nov 6, 2020	$1,762.55	Nov 30, 2020	$1,891.10	Dec 31, 2020	(2)
Three months to March 31, 2021	$1,794.01	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,691.05	Mar 31, 2021
Three months to June 30, 2021	$1,816.48	$1,902.75	Jun 2, 2021	$1,726.05	Apr 1, 2021	$1,763.15	Jun 30, 2021
Three months to September 30, 2021	$1,789.52	$1,829.30	Jul 29, 2021	$1,723.35	Aug 10, 2021	$1,742.80	Sept 30, 2021
Three months to December 31, 2021	$1,795.25	$1,864.90	Nov 17, 2021	$1,753.20	Oct 5, 2021	$1,820.10	Dec 31, 2021	(2)
Three months to March 31, 2022	$1,877.16	$2,039.05	Mar 08, 2022	$1,788.15	Jan 28, 2022	$1,820.10	Mar 31, 2022
Three months to June 30, 2022	$1,870.58	$1,976.75	Apr 13, 2022	$1,809.50	May 16, 2022	$1,817.00	June 30, 2022
Three months to September 30, 2022	$1,728.91	$1,808.40	Jul 4, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022
Three months to December 31, 2022	$1,725.85	$1,823.55	Dec 13, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Three months ended March 31, 2023	$1,889.92	$1,993.80	Mar 24, 2023	$1,810.95	Feb 24, 2023	$1,979.70	Mar 31, 2023
Three months ended June 30, 2023	$1,975.93	$2,048.45	Apr 13, 2023	$1,899.60	Jun 29, 2023	$1,912.25	Jun 30, 2023
Twelve months ended June 30, 2021	$1,848.95	$2,067.15	Aug 6, 2020	$1,683.95	Mar 30, 2021	$1,763.15	Jun 30, 2021
Twelve months ended June 30, 2022	$1,832.48	$2,039.05	Mar 8, 2022	$1,723.35	Aug 10, 2021	$1,817.00	Jun 30, 2022
Twelve months ended June 30, 2023	$1,829.07	$2,048.45	Apr 13, 2023	$1,628.75	Nov 3, 2022	$1,912.25	Jun 30, 2023
June 26, 2018 to June 30, 2023	$1,665.25	$2,067.15	Aug 6, 2020	$1,178.40	Aug 17, 2018	$1,912.25	Jun 30, 2023

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period.
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

c)

Although GLDM does not purchase shares directly from its shareholders, in connection with the redemption of Creation Units, GLDM redeemed 1,900,000 Shares (19 Creation Units) during the quarter ended June 30, 2023 as set forth in the table below.

	Total Number of	Average Ounces of
	Shares	Gold
Period	Redeemed	Per Share
4/1/23 to 4/30/23	—	—
5/1/23 to 5/31/23	—	—
6/1/23 to 6/30/23	1,900,000	0.01984
Total	1,900,000	0.01984

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

a)	None.

b)	Not applicable.
c)	Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 7, 2023

*	The Registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the Registrant.