Form 10-K
period 2023-09-30
World Gold Trust
filed 2023-11-22
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.      ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of SPDR® Gold MiniShares® Trust’s Shares held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2023 as reported by the NYSE Arca, Inc. on that date: $6,088,351,335.

As of November 21, 2023, SPDR® Gold MiniShares® Trust had 151,350,000 shares outstanding.

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

“GLDM” and “MiniShares” are registered trademarks of World Gold Trust Services, LLC and have been licensed for use by WGC USA Asset Management Company, LLC.

“SPDR” is a product of S&P Dow Jones Indices LLC (“SPDJI”) and has been licensed for use by State Street Corporation. Standard & Poor’s and S&P are registered trademarks of Standard & Poor’s Financial Services LLC (“S&P”); Dow Jones is a registered trademark of Dow Jones Trademark Holdings LLC (“Dow Jones”); “SPDR” is a trademark of SPDJI; and these trademarks have been licensed for use by SPDJI and sublicensed for certain purposes by State Street Corporation. State Street Corporation’s financial products are not sponsored, endorsed, sold or promoted by SPDJI, Dow Jones, S&P, their respective affiliates, and none of such parties make any representation regarding the advisability of investing in such product(s) nor do they have any liability for any errors, omissions or interruptions of SPDR®. Further limitations that could affect investors’ rights may be found in this Annual Report.

WITHOUT LIMITING ANY OF THE FOREGOING, IN NO EVENT SHALL S&P HAVE ANY LIABILITY FOR ANY SPECIAL, PUNITIVE, INDIRECT, OR CONSEQUENTIAL DAMAGES (INCLUDING, BUT NOT LIMITED TO LOST PROFITS), EVEN IF NOTIFIED OF THE POSSIBILITY OF SUCH DAMAGES.

THE LBMA GOLD PRICE, WHICH IS ADMINISTERED AND PUBLISHED BY ICE BENCHMARK ADMINISTRATION LIMITED (“IBA”), SERVES AS, OR AS PART OF, AN INPUT OR UNDERLYING REFERENCE FOR SPDR® GOLD MINISHARES®.

THE LBMA GOLD PRICE IS A TRADEMARK OF PRECIOUS METALS PRICES LIMITED AND IS LICENSED TO IBA AS THE ADMINISTRATOR OF THE LBMA GOLD PRICE. ICE BENCHMARK ADMINSTRATION IS A TRADEMARK OF IBA AND/OR ITS AFFILIATES. THE LBMA GOLD PRICE PM, AND THE TRADEMARKS LBMA GOLD PRICE AND ICE BENCHMARK ADMINISTRATION, ARE USED BY SPDR® GOLD MINISHARESSM WITH PERMISSION UNDER LICENCE BY IBA.

IBA AND ITS AFFILIATES MAKE NO CLAIM, PREDICATION, WARRANTY OR REPRESENTATION WHATSOEVER, EXPRESS OR IMPLIED, AS TO THE RESULTS TO BE OBTAINED FROM ANY USE OF THE LBMA GOLD PRICE, OR THE APPROPRIATENESS OR SUITABILITY OF THE LBMA GOLD PRICE FOR ANY PARTICULAR PURPOSE TO WHICH IT MIGHT BE PUT, INCLUDING WITH RESPECT TO SPDR® GOLD MINISHARES®. TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ALL IMPLIED TERMS, CONDITIONS AND WARRANTIES, INCLUDING, WITHOUT LIMITATION, AS TO QUALITY, MERCHANTABILITY, FITNESS FOR PURPOSE, TITLE OR NON-INFRINGEMENT, IN RELATION TO THE LBMA GOLD PRICE, ARE HEREBY EXCLUDED AND NONE OF IBA OR ANY OF ITS AFFILIATES WILL BE LIABLE IN CONTRACT OR TORT (INCLUDING NEGLIGENCE), FOR BREACH OF STATUTORY DUTY OR NUISANCE, FOR MISREPRESENTATION, OR UNDER ANTITRUST LAWS OR OTHERWISE, IN RESPECT OF ANY INACCURACIES, ERRORS, OMISSIONS, DELAYS, FAILURES, CESSATIONS OR CHANGES (MATERIAL OR OTHERWISE) IN THE LBMA GOLD PRICE, OR FOR ANY DAMAGE, EXPENSE OR OTHER LOSS (WHETHER DIRECT OR INDIRECT) YOU MAY SUFFER ARISING OUT OF OR IN CONNECTION WITH THE LBMA GOLD PRICE OR ANY RELIANCE YOU MAY PLACE UPON IT.

i

ii

PART I

Item 1.    Business

STRUCTURE

The Trust

The World Gold Trust (the “Trust”) was formed as a Delaware statutory trust on August 27, 2014. The Trust consists of multiple series (each, a “Fund” and collectively, the “Funds”). Each Fund issues common units of beneficial interest that represent units of fractional undivided beneficial interest in and ownership of such Fund. The term of the Trust and each Fund is perpetual (unless terminated earlier in certain circumstances). The Trust was organized in separate series as a Delaware statutory trust rather than as separate statutory trusts to achieve certain administrative and other efficiencies. The Trust is sponsored by WGC USA Asset Management Company, LLC (“WGCAM” or the “Sponsor”).

The Funds

The Trust has established six separate Funds of which one is operational at September 30, 2023. The accompanying financial statements relate to the Trust and SPDR® Gold MiniShares® Trust (“GLDM”).

GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold bullion, less GLDM’s expenses. GLDM issues and redeems Shares from time to time in blocks of 100,000 Shares ("Creation Units") to institutional investors referred to as “Authorized Participants.” Creation Units are offered continuously at the net asset value (the “NAV”) for 100,000 Shares on the day that an order to create a Creation Unit is accepted by GLDM. Shares trade under the ticker symbol GLDM on the NYSE Arca, Inc. (the “NYSE Arca”). Authorized Participants and other investors may buy and sell the Shares in the secondary market. Authorized share capital is unlimited, and the par value of the Shares is $0.00.

The principal offices of the Trust and the Funds are at c/o WGC USA Asset Management Company, LLC, 685 Third Avenue, Suite 2702, New York, New York 10017.

The Sponsor

The Sponsor is a Delaware limited liability company and was formed on August 1, 2014. WGCAM is wholly owned by WGC (US) Holdings, Inc. (“WGCUS”), a Delaware corporation. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, WGCUS is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

The Sponsor is responsible for establishing the Funds and for the registration of the shares of each Fund. The Sponsor generally oversees the performance of the Funds’ principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor maintains a public website on behalf of the Funds, containing information about each of the Funds and their respective shares. The Internet address of the Sponsor’s website is www.spdrgoldshares.com. This Internet address is only provided here as a convenience to you, and the information contained on or connected to the Sponsor’s website is not considered part of this filing.

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

The Trustee

Delaware Trust Company, a Delaware trust company with trust powers, serves as the trustee of the Trust (the “Trustee”). The Trustee’s duties and liabilities with respect to the offering of shares and the management of the Trust and GLDM are limited to its express obligations under the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020, between the Sponsor and the Trustee.

The Administrator

The administrator of the Funds, including GLDM, is BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (“BNYM” or the “Administrator”). The Administrator is generally responsible for the day-to-day administration and operation of the Funds, including the calculation of the Funds’ NAV and NAV per share.

The Transfer Agent

BNYM also serves as GLDM’s transfer agent in connection with the creation and redemption of Shares and distribution disbursing agent. BNYM receives and processes orders from Authorized Participants to create and redeem Shares and coordinates the processing of such orders with the Custodian and The Depository Trust Company (“DTC”).

The Custodian

GLDM's custodian is ICBC Standard Bank Plc (“ICBC” or the “Custodian”). The Custodian is responsible for safekeeping GLDM's gold bullion, which includes the gold bullion bars delivered to GLDM by Authorized Participants in connection with the creation of Creation Units. The Custodian also facilitates the transfer of gold bullion into and out of GLDM through gold bullion accounts maintained for Authorized Participants. The Custodian is a market maker, clearer and approved weigher under the rules of the London Bullion Market Association (“LBMA”). The Custodian maintains insurance in support of its custodial obligations under the Allocated Account Agreement to help protect against the risk of loss for gold deposits. There can be no guarantee such insurance will be sufficient to cover all potential loss of gold deposits.

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

GLDM’s NAV is the aggregate value of GLDM’s assets less its liabilities (which include estimated accrued but unpaid fees and expenses). The NAV is calculated based on the price of gold per ounce times the number of ounces of gold owned by GLDM. For purposes of calculating NAV, the number of ounces of gold owned by GLDM reflects the amount of gold delivered into (or out of) GLDM on a daily basis by Authorized Participants creating and redeeming Shares. To determine the NAV, the Administrator will value the gold bullion held by GLDM on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”). If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 p.m. New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) will be used to determine the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation of the gold bullion held by GLDM.

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

THE GOLD INDUSTRY

Gold Supply and Demand

Gold is a physical asset that is accumulated rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. The following table is a summary of the world gold supply and demand for the past 5 years. It is based on information reported in Gold Focus 20231.

World Gold Supply and Demand (2018-2022)

Tonnes	2018	2019	2020	2021	2022
SUPPLY
Mine Production	3,656	3,596	3,482	3,581	3,628
Recycling	1,132	1,276	1,293	1,136	1,141
Net Hedging Supply	—	6	—	—	—
Total Supply	4,788	4,878	4,775	4,717	4,768
DEMAND
Jewelry Fabrication	2,290	2,152	1,324	2,230	2,192
Industrial Demand	335	326	303	330	307
Net Physical Investment	1,068	849	900	1,183	1,216
Net Hedging Demand	12	—	39	7	11
Net Official Sector Buying	656	605	255	450	1,083
Total Demand	4,360	3,932	2,820	4,200	4,810
Market Balance	427	946	1,955	517	(42)
Net Investment in ETPs	74	400	892	(189)	(110)
Market Balance less ETPs	353	546	1,062	706	69
Gold Price (US$/oz, London)	1,268	1,393	1,770	1,799	1,800

Source: Gold Focus 2023

Sources of Gold Supply

Based on data from Gold Focus 2023, gold supply averaged 4,785 tonnes per year between 2018 and 2022. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,589 tonnes per year from 2018 through 2022. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,196 tonnes annually between 2018 through 2022.

Sources of Gold Demand

Based on data from Gold Focus 2023, gold demand averaged 4,024 tonnes per year between 2018 and 2022. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 51% of the identifiable demand from 2018 through 2022 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 26%.

[1]

Gold Focus 2023 is published by Metals Focus, Ltd. which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.

Between 2018 and 2022, according to Gold Focus 2023, central bank purchases averaged 610 tonnes. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

Operation of the Gold Bullion Market

The global trade in gold consists of over-the-counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-the-Counter Market

The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. The three products relevant to LBMA market making are Spot (S), Forwards (F) and Options (O). There are eleven LBMA Market Makers who provide the service in one, two or all three products2.

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

2	www.lbma.org.uk/aboutmembership

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

The term “loco London” refers to gold bars physically held in London that meet the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of an LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules” published by the LBMA. Gold bars meeting these requirements are known as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams = 32.1507465 troy ounces and 1 troy ounce = 31.1034768 grams. A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400- ounce bars, a London Good Delivery Bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar.

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

The most significant gold futures exchange is the COMEX, part of the CME Group. It began to offer trading in gold futures contracts in 1974, and for most of the period since that date, it has been the largest exchange in the world for trading precious metals futures and options. The Tokyo Commodity Exchange (the “TOCOM”) is another significant futures exchange and has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. Both the COMEX and the TOCOM operate through a central clearance system, and in each case, the exchange acts as a counterparty for each member for clearing purposes. Other commodity exchanges include, the Multi Commodity Exchange of India, the Shanghai Futures Exchange, the Shanghai Gold Exchange, ICE Futures US (the “ICE”), and the Dubai Gold & Commodities Exchange. The ICE and CME Group are members of the Intermarket Surveillance Group.

Market Regulation

The global gold markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants.

Movements in the Price of Gold

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on June 26, 2018 to September 30, 2023, and is based on the LBMA Gold Price PM.

Daily Gold Price – June 26, 2018 – September 30, 2023

LBMA Gold Price PM USD

Responsibly Sourced Gold

The LBMA’s Responsible Sourcing Programme (the “Programme”) is mandatory for all Good Delivery refiners trading with the London bullion market.  The LBMA established the Programme to consolidate, strengthen and formalize the existing standards of the LBMA Good Delivery refiners’ due diligence practices with the intent to protect the integrity of the global supply chain for the wholesale precious metals markets.  The Programme includes measures to combat money laundering, terrorist financing and human rights abuses globally.

The Responsible Gold Guidance (the “Guidance”) is the specific document that underpins the Programme.  All LBMA Good Delivery refiners are required to implement the LBMA’s Responsible Sourcing Guidance, which comprises the Guidance, and obtain annual independent assurance on their publicly available compliance reporting. Failure to appropriately adhere to the Guidance may result in a refiner being removed from the Good Delivery List, following the LBMA’s incident review process.

CREATION AND REDEMPTION OF SHARES

GLDM creates and redeems Shares from time to time, but only in Creation Units. The creation and redemption of Creation Units is only made in exchange for the delivery to GLDM or the distribution by GLDM of the amount of gold bullion represented by the Creation Units being created or redeemed. The amount of gold bullion required to be delivered to GLDM in connection with any creation, or paid out upon redemption, is based on the combined NAV of the number of Shares included in the Creation Units being created or redeemed as determined on the day the order to create or redeem Creation Units is properly received and accepted. The standard settlement cycle for most broker-dealer securities transactions is two business days, T+2 (the trade date plus two business days).

Authorized Participants are the only persons that may place orders to create and redeem Creation Units. To become an Authorized Participant, a person must enter into an agreement with the Administrator and the Sponsor (the "Participant Agreement"). The Participant Agreement and the related procedures attached thereto may be amended by the Administrator and the Sponsor without the consent of any shareholder or Authorized Participant. Authorized Participants who make deposits with GLDM in exchange for Creation Units receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or GLDM, and no such person has any obligation or responsibility to the Sponsor or GLDM to effect any sale or resale of Shares.

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

As of the date of this annual report, the Authorized Participants are Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, UBS Securities LLC, Virtu Americas LLC and HSBC Securities (USA) Inc. An updated list of Authorized Participants can be obtained from the Administrator or the Sponsor.

All gold bullion must be delivered by Authorized Participants to GLDM and distributed by GLDM in unallocated form through credits and debits between Authorized Participants’ unallocated accounts and GLDM's Unallocated Account with the Custodian (the "GLDM Unallocated Account").

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

Acting on standing instructions given by the Administrator, the Custodian will transfer the gold bullion deposit amount from the GLDM Unallocated Account to GLDM's allocated account with the Custodian (the "GLDM Allocated Account") by allocating to the GLDM Allocated Account specific bars of gold bullion which the Custodian holds or instructing a subcustodian to allocate specific bars of gold bullion held by or for the subcustodian. The gold bullion bars in an allocated gold bullion account are specific to that account and are identified by a list which shows, for each gold bullion bar, the refiner, assay or fineness, serial number and gross and fine weight. Gold bullion held in the GLDM Allocated Account is the property of GLDM and is not traded, leased or loaned under any circumstances.

The Custodian will use its commercially reasonable efforts to transfer the gold bullion deposit amount from the GLDM Unallocated Account to the GLDM Allocated Account by 3:00 PM (London time). Upon the Administrator's receipt of confirmation from the Custodian that the gold bullion deposit amount has been transferred from the GLDM Unallocated Account to the GLDM Allocated Account, the Administrator will direct DTC to credit the number of Creation Units ordered by the Authorized Participant to the Authorized Participant’s DTC account. During the period of the transfer, all Shareholders will be exposed to the risks of unallocated gold to the extent of that gold bullion deposit amount until the Custodian completes the allocation process.  See “Risk Factors—Risks Related to the Custody of Gold—Gold bullion held in GLDM’s unallocated gold bullion account and any Authorized Participant’s unallocated gold bullion account is not segregated from the Custodian’s assets.”

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

Determination of Redemption Distribution

The redemption distribution from GLDM consists of a credit to the redeeming Authorized Participant’s unallocated account of the number of ounces of gold bullion held by GLDM to be paid out upon redemption of a Creation Unit. There will be no cash distributions made to Authorized Participants upon redemption.

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

CUSTODY OF GLDM’S GOLD

The Custodian and its affiliates may from time-to-time purchase or sell gold bullion or Shares for their own accounts, as agents for their customers and for accounts over which they exercise investment discretion. Unless otherwise agreed by GLDM, the Custodian will hold the gold bullion deposited with and held for the account of GLDM at its London, England vault, except when the gold bullion has been allocated in the vault of a subcustodian solely for temporary custody and safekeeping. If held by a subcustodian, the Custodian has agreed that it will use commercially reasonable efforts promptly to transport the gold bullion from the subcustodian’s vault to the Custodian’s vault, at the Custodian’s cost and risk. The Custodian is a market maker, clearer and approved weigher of gold under the rules of the LBMA.

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

The gold bullion bars in an allocated gold bullion account are specific to that account and are identified by a list which shows, for each gold bullion bar, the refiner, assay or fineness, serial number and gross and fine weight. Gold bullion held in the GLDM Allocated Account is the property of GLDM and is not traded, leased or loaned under any circumstances.

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

The Trust, on behalf of GLDM, and the Custodian entered into an allocated account agreement (the "Allocated Account Agreement") establishing the GLDM Allocated Account and an unallocated account agreement (the "Unallocated Account Agreement" and together with the Allocated Account Agreement, the "Custody Agreements") establishing the GLDM Unallocated Account. The GLDM Unallocated Account is used for several purposes including to facilitate the transfer of gold bullion deposits and gold bullion redemption distributions between Authorized Participants and GLDM in connection with the creation and redemption of Creation Units. It is also used for sales of gold bullion to pay GLDM’s expenses, and when gold bullion is transferred into and out of GLDM. The Custodian is instructed to allocate all gold bullion deposited with GLDM to the GLDM Allocated Account by the close of business on each Business Day.

The Custodian is authorized to appoint from time to time one or more subcustodians to hold GLDM’s gold bullion until it can be transported to the Custodian’s vault. The Custodian has not utilized any subcustodians to date. In accordance with LBMA practices and customs, the Custodian does not have written custody agreements with the subcustodians it selects. This could affect the recourse of GLDM and the Custodian against any subcustodian in the event a subcustodian does not use due care in the safekeeping of GLDM’s gold bullion. See “Risk Factors—Risks Related to the Custody of Gold—The ability of the Administrator and the Custodian to take legal action against subcustodians may be limited.” The Custodian is required to use reasonable care in selecting subcustodians and will monitor the conduct of each subcustodian, and, where it is legally permissible to do so, promptly advise the Trust of any difficulties or problems existing with respect to such subcustodian of which the Custodian is aware. The Custodian is obliged under the Allocated Account Agreement to use commercially reasonable efforts to obtain delivery of gold bullion from those subcustodians appointed by it. Under the Allocated Account Agreement, except for an obligation on the part of the Custodian to use commercially reasonable efforts to obtain delivery of GLDM’s gold bullion bars from any subcustodians appointed by the Custodian, the Custodian is not liable for the acts or omissions, or for the solvency, of its subcustodians unless the selection of such subcustodians was made by the Custodian fraudulently, negligently or in bad faith. Under the customs and practices of the London bullion market, allocated gold bullion is held by custodians and, on their behalf, by subcustodians under arrangements that permit each entity for which gold bullion is being held: (1) to request from the entity’s custodian (and a custodian or subcustodian to request from its subcustodian) a list identifying each gold bullion bar being held and the identity of the particular custodian or subcustodian holding the gold bullion bar and (2) to request the entity’s custodian to release the entity’s gold within two business days following demand for release. Each custodian or subcustodian is obligated under the customs and practices of the London bullion market to provide the bar list and the identification of custodians and subcustodians referred to in (1) above, and each custodian is obligated to release gold as requested. Under English law, unless otherwise provided in any applicable custody agreement, a custodian generally is liable to its customer for failing to take reasonable care of the customer’s gold and for failing to release the customer’s gold upon demand.

The Custodian does not require any subcustodians to be insured or bonded with respect to their custodial activities. The Custodian has agreed to maintain insurance in connection with the storage of GLDM’s precious metal under the Custody Agreements, including covering any loss of gold, on such terms and conditions as it considers appropriate, which may not cover the full amount of gold. The Sponsor (so long as the Sponsor is WGCAM) and GLDM may, subject to confidentiality restrictions, review this insurance coverage, and the Custodian will provide the Trust with evidence of the Custodian’s insurance at GLDM’s request within 10 business days following the end of the calendar year. GLDM will not be a beneficiary of any such insurance and does not have the ability to dictate the nature or amount of the coverage. Therefore, shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the gold bullion held by the Custodian on behalf of GLDM.

Description of the GLDM Custody Agreements

The Allocated Account Agreement and the Unallocated Account Agreement establish the GLDM Allocated Account and the GLDM Unallocated Account, respectively. The following is a description of the material terms of the Custody Agreements. As the Custody Agreements are similar in form, they are discussed together, with material distinctions between the agreements noted.

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

Transfers from the GLDM Unallocated Account

The Custodian transfers gold bullion from the GLDM Unallocated Account only in accordance with the instructions to the Custodian. A transfer of gold bullion from the GLDM Unallocated Account may only be made (1) by transferring gold bullion to an Authorized Participant’s unallocated account, (2) by transferring gold bullion to the GLDM Allocated Account, (3) by making gold bullion available for collection at the Custodian’s vault premises or at such other location as the Custodian may specify, (4) by delivering the gold bullion to such location as the Trust directs at GLDM’s expense and risk, or (5) by transferring to an account maintained by the Custodian or by a third party on an unallocated basis in connection with the sale of gold or other permitted transfers. Any gold bullion made available in physical form will be in a form which complies with the rules, regulations, practices and customs of the LBMA, the Bank of England or any applicable regulatory body (the "Custody Rules") or in such other form as may be agreed between the Administrator and the Custodian, and in all cases will comprise one or more whole gold bullion bars selected by the Custodian.

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

Termination

GLDM and the Custodian may each terminate either of the Custody Agreements upon 90 business days’ prior written notice or immediately by written notice in the event it becomes unlawful for the Custodian or the Trust to be a party to the agreement or for the Custodian to offer its services to the Trust or for the Trust to receive such services. GLDM and the Custodian each may also terminate either of the Custody Agreements immediately by written notice in the event either party determines in its commercially reasonable opinion the existence of the presentation of a winding-up order, bankruptcy or analogous event in relation to the other party. If either the Allocated Account Agreement or the Unallocated Account Agreement is terminated, the other agreement automatically terminates.

Governing Law

The Custody Agreements are governed by English law. GLDM and the Custodian both consent to the non-exclusive jurisdiction of the courts of the State of New York and the federal courts located in the borough of Manhattan in New York City.

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

As noted above, the foregoing discussion assumes that all of a Shareholder’s Shares were acquired on the same date and at the same price per Share. If a Shareholder owns multiple lots of Shares (i.e., Shares acquired on different dates and/or at different prices), it is uncertain whether the Shareholder may use the “specific identification” rules that apply under Treasury Regulations Section 1.1012-1(c) in the case of sales of shares of stock, in determining the amount, and the long-term or short-term character, of any gain or loss recognized by the Shareholder upon GLDM’s sale of gold bullion, upon the Shareholder’s sale of any Shares, or upon the Shareholder’s sale of any gold bullion received by the Shareholder upon the redemption of any of the Shareholder’s Shares. The IRS could take the position that a Shareholder has a blended tax basis and holding period for his, her or its pro rata share of the underlying gold bullion in GLDM. Shareholders who or that hold multiple lots of Shares, or who or that are contemplating acquiring multiple lots of Shares, are urged to consult their own tax advisors as to the determination of the tax basis and holding period for the underlying gold bullion related to such Shares.

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

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are taxed as “regulated investment companies” within the meaning of section 851 of the Code are strongly urged to consult with their tax advisors concerning the likelihood that an investment in Shares will affect their qualification as a “regulated investment company.”

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

The Sponsor will sell gold bullion held by GLDM to pay GLDM expenses on an as-needed basis irrespective of then-current gold prices. GLDM is not actively managed, and no attempt will be made to buy or sell gold bullion to protect against or to take advantage of fluctuations in the price of gold. Consequently, GLDM’s gold bullion may be sold at a time when the gold price is low, resulting in a negative effect on the value of the Shares.

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

GLDM invests only in gold. As a result, GLDM’s holdings are not diversified. Accordingly, GLDM’s NAV may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over short or long periods of time. The price of gold can be volatile because gold is comparatively less liquid than other commodities. Fluctuations in the price of gold are expected to have a direct impact on the value of the Shares.

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

GLDM relies on the Custodian for the safekeeping of all of its gold bullion. The Administrator is not liable for the acts or omissions of the Custodian. The Administrator has no obligation to monitor the activities of the Custodian other than to receive and review reports prepared by the Custodian pursuant to the Custody Agreements. In addition, the ability to monitor the performance of the Custodian may be limited because under the Custody Agreements, the Trust and the Sponsor and any accountants or other inspectors selected by the Sponsor have only limited rights to visit the premises of the Custodian for the purpose of examining the GLDM’s gold bullion and certain related records maintained by the Custodian. As a result of the above, any failure by the Custodian to exercise due care in the safekeeping of GLDM’s gold bullion may not be detectable or controllable by the Administrator and could result in a loss to GLDM.

Failure by a subcustodian to exercise due care in the safekeeping of GLDM’s gold bullion bars could result in a loss to GLDM.

Under the Allocated Account Agreement, the Custodian agreed that it will hold all of GLDM’s gold bullion bars in its own vault premises except when the gold bullion bars have been allocated in a vault other than the Custodian’s vault premises, and in such cases the Custodian agreed that it will use commercially reasonable efforts promptly to transport the gold bullion bars to the Custodian’s vault, at the Custodian’s cost and risk. Nevertheless, there will be periods of time when some portion of GLDM’s gold bullion bars will be held by one or more subcustodians appointed by the Custodian.

The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing subcustodians and will monitor the conduct of each subcustodian, and promptly advise the Trust of any difficulties or problems existing with respect to such subcustodian. However, the gold bullion held by a subcustodian is held in the name of the Custodian, and not in the name of GLDM, and the account with each subcustodian is only subject to the Custodian’s instructions. In the event a subcustodian fails to exercise due care in the safekeeping of GLDM’s gold bullion, there could be a resulting loss, and GLDM may have limited or no ability to pursue any action against the subcustodian. See “Description of the GLDM Custody Agreements” for more information about subcustodians that may hold GLDM’s gold bullion.

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

Gold bullion that is part of a deposit for a purchase order or part of a redemption distribution will be held for a time in the GLDM Unallocated Account and in the case of creations and redemptions, previously or subsequently, in the unallocated account of the purchasing or redeeming Authorized Participant. During those times, GLDM and the Authorized Participant, as the case may be, will have no proprietary rights to any specific bars of gold bullion held by the Custodian and will each be an unsecured creditor of the Custodian with respect to the amount of gold bullion held in such unallocated accounts. In addition, if the Custodian fails to allocate GLDM’s gold bullion in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Account Agreement, or if a subcustodian fails to so segregate gold bullion held by it on behalf of GLDM, unallocated gold bullion will not be segregated from the Custodian’s assets, and GLDM will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by GLDM or the Authorized Participant for the amount of gold bullion held in their respective unallocated gold bullion accounts.

In the event of the insolvency of the Custodian, a liquidator may seek to freeze access to the gold bullion held in all of the accounts held by the Custodian, including the GLDM Allocated Account. Although GLDM would retain legal title to the allocated gold bullion bars, it could incur expenses in connection with obtaining control of the allocated gold bullion bars, and the assertion of a claim by such liquidator for unpaid fees due to the Custodian could delay creations and redemptions of Creation Units.

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

GLDM as well as the Sponsor and its service providers are vulnerable to the effects of geopolitical events, including the Israel-Hamas war, the continuation of the war in Ukraine and other hostilities.

Geopolitical events, including the Israel-Hamas war, the continuation of the war in Ukraine and other hostilities could disrupt and potentially impact the business activities of the Sponsor and its service providers and have an adverse effect on GLDM.

On October 7, 2023, militants from Gaza attacked Israeli towns, killed Israeli civilians and soldiers and took hostages.  In response to the attack, Israel declared war against Hamas, attacking Hamas and Islamic targets in Gaza.  The responses of countries and political bodies to these events, the larger overarching tensions, Israel's military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict, along with any global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict, could disturb the gold market.

In late February 2022, Russia launched an invasion of Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. On March 7, 2022, the LBMA suspended its accreditation of six Russian precious metals refiners. The LBMA stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022, and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022.

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

GLDM as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, such as the coronavirus pandemic (the “COVID-19 pandemic”).

Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Sponsor and its service providers to operate. The COVID-19 pandemic or a similar public health threat could adversely impact GLDM by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic, for example, had substantive effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets.

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

The Shares are listed on the NYSE Arca under the symbol “GLDM” and have been listed since June 26, 2018.

HOLDERS OF RECORD

As of October 31, 2023, there were approximately 110 DTC participating shareholders of record of GLDM. Because most of the Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

ISSUER PURCHASE OF SHARES

Although GLDM does not purchase Shares directly from its shareholders, in connection with its redemption of Creation Units, GLDM redeemed 25,600,000 Shares (256 Creation Units) during the year ended September 30, 2023, including 10,300,000 Shares (103 Creation Units) for the three months ended September 30, 2023 as set forth in the table below.

	Total number of	Average ounces
Period	Shares redeemed	of gold per Share
7/1/23 to 7/31/23	3,200,000	0.01984
8/1/23 to 8/31/23	6,600,000	0.01984
9/1/23 to 9/30/23	500,000	0.01984
TOTAL	10,300,000	0.01984

Item 6.     [Reserved]

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

The Trust established six separate series, of which only SPDR® Gold MiniShares® Trust (“GLDM”) is operational as of September 30, 2023. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.

Investing in the Shares does not insulate the investor from risks, including price volatility. The following chart illustrates the movement in the market price of the Shares and NAV of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since the day the Shares first began trading on the NYSE Arca:

Share price & NAV v. gold price—June 26, 2018 to September 30, 2023

Critical Accounting Policy

Valuation of Gold, Definition of Net Asset Value

GLDM values the investment in gold bullion at fair value. BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (the “Administrator”), will value any gold bullion held by GLDM on the basis of the price of an ounce of gold as determined by the ICE Benchmark Administration Limited. In determining the NAV, the Administrator will value the gold bullion held by GLDM on the basis of the LBMA Gold Price PM. The Administrator will calculate the NAV on each day the NYSE Arca is open for regular trading, at the earlier LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price (AM or PM) is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. Gold held by GLDM is reported at fair value on the Statement of Financial Condition.

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

Inspectorate International Limited ("Inspectorate") conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. On October 2, 2023, Inspectorate concluded the annual full count of the Trust’s gold bullion held by the Custodian. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on March 23, 2023. The results can be found on www.spdrgoldshares.com. The Sponsor generally visits the vaults of the Custodian twice a year as part of its due diligence procedures.

The table below summarizes the impact of unrealized appreciation on GLDM’s gold holdings at September 30, 2023 and 2022:

(Amount in 000’s of US$)	Sep-30, 2023	Sep-30, 2022
Investment in gold – cost	$5,453,079	$4,864,729
Unrealized appreciation/(depreciation) on investment in gold	326,735	(172,342)
Investment in gold – market value	$5,779,814	$4,692,387

Review of Financial Results

Financial Highlights

	For the	For the	For the
(All amounts in the following table and the subsequent paragraphs are in	year ended	year ended	year ended
000’s of US$)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
Net realized and change in unrealized gain/(loss) on investment in gold	$552,021	$(289,201)	$(338,455)
Net income	$546,285	$(295,357)	$(345,917)
Net cash provided by operating activities	$—	$—	$—

GLDM’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2023 of $552,021 is made up of a realized gain of $393 from the sale of gold to pay Sponsor fees, a realized gain of $52,550 from gold distributed for the redemption of shares, and a change in unrealized gain of $499,078 on investment in gold.

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

Selected Supplemental Data

	Year ended	Year ended	Year ended
(Amounts, except for per ounce and per share, are in 000’s)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
Ounces of Gold:
Opening balance	2,806,871.2	2,517,632.7	1,877,680.9
Creations (excluding gold receivable at September 30, 2023 – 0; September 30, 2022 – 0 and September 30, 2021 – 0)	817,837.9	917,800.7	893,821.8
Redemptions (excluding gold payable at September 30, 2023 – 7,948.2; September 30, 2022 – 31,570.5 and September 30, 2021 – 0)	(531,722.9)	(625,024.9)	(249,855.2)
Sales of gold	(3,003.1)	(3,537.3)	(4,014.8)
Closing balance	3,089,983.1	2,806,871.2	2,517,632.7
Gold price per ounce – LBMA Gold Price PM	$1,870.50	$1,671.75	$1,742.80
Market value of gold holdings (in 000's)	$5,779,814	$4,692,387	$4,387,731
Number of Shares (in 000’s):
Opening balance	139,750	126,600	94,750
Creations	41,200	46,200	44,400
Redemptions	(25,600)	(33,050)	(12,550)
Closing balance	155,350	139,750	126,600

Share values adjusted per reverse stock split effective Feb. 23, 2022

In the year ended September 30, 2023, 41,200,000 Shares (412 Creation Units) were created in exchange for 817,837.9 ounces of gold, 25,600,000 Shares (256 Creation Units) were redeemed in exchange for 508,100.6 ounces of gold and 3,003.1 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.

As at September 30, 2023, the amount of gold owned by GLDM and held by the custodian in its vault was 3,089,983.5 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value $5,779,814,053 based on the LBMA Gold Price PM on September 30, 2023 (cost—$5,453,079,469).

As at September 30, 2022, the amount of gold owned by GLDM and held by the custodian in its vault was 2,806,871.5 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value $4,692,387,416 based on the LBMA Gold Price PM on September 30, 2023 (cost—$4,864,729,657).

As at September 30, 2021, the amount of gold owned by GLDM and held by the custodian in its vault was 2,517,632.7 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value $4,387,730,778 based on the LBMA Gold Price PM on September 30, 2022 (cost—$4,237,695,934).

Cash Flow from Operations

GLDM had no net cash flow from operations in the years ended September 30, 2023, 2022 and 2021. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2023, 2022 and 2021 was the same as those expenses, resulting in a zero cash balance at September 30, 2023, 2022 and 2021.

Off-Balance Sheet Arrangements

Neither GLDM nor the Trust is a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2023 and 2022 GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to September 30, 2023.

Daily Gold Price - June 26, 2018 - September 30, 2023

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the three and twelve-month periods for the prior three years and for the period from June 26, 2018 (the date the Shares began trading on the NYSE Arca) to September 30, 2023, based on the LBMA Gold Price were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)
Three months to December 31, 2020	$1,874.23	$1,940.80	Nov 6, 2020	$1,762.55	Nov 30, 2020	$1,891.10	Dec 31, 2020	(2)
Three months to March 31, 2021	$1,794.01	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,691.05	Mar 31, 2021
Three months to June 30, 2021	$1,816.48	$1,902.75	Jun 2, 2021	$1,726.05	Apr 1, 2021	$1,763.15	Jun 30, 2021
Three months to September 30, 2021	$1,789.52	$1,829.30	Jul 29, 2021	$1,723.35	Aug 10, 2021	$1,742.80	Sep 30, 2021
Three months to December 31, 2021	$1,795.25	$1,864.90	Nov 17, 2021	$1,753.20	Oct 5, 2021	$1,820.10	Dec 31, 2021	(2)
Three months to March 31, 2022	$1,877.16	$2,039.05	Mar 8, 2022	$1,788.15	Jan 28, 2022	$1,942.15	Mar 31, 2022
Three months to June 30, 2022	$1,870.58	$1,976.75	Apr 13, 2022	$1,809.50	May 16, 2022	$1,817.00	Jun 30, 2022
Three months to September 30, 2022	$1,728.91	$1,808.40	Jul 4, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022
Three months to December 31, 2022	$1,725.85	$1,823.55	Dec 13, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Three months to March 31, 2023	$1,889.92	$1,993.80	Mar 24, 2023	$1,810.95	Feb 24, 2023	$1,979.70	Mar 31, 2023
Three months to June 30, 2023	$1,975.93	$2,048.45	Apr 13, 2023	$1,899.60	Jun 29, 2023	$1,912.25	Jun 30, 2023
Three months to September 30, 2023	$1,928.23	$1,976.10	July 20, 2023	$1,870.50	Sep 29, 2023	$1,870.50	Sep 29, 2023
Twelve months ended September 30, 2021	$1,818.12	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,742.80	Sep 30, 2021
Twelve months ended September 30, 2022	$1,817.08	$2,039.05	Mar 8, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022
Twelve months ended September 30, 2023	$1,880.36	$2,048.45	Apr 13, 2023	$1,628.75	Nov 3, 2022	$1,870.50	Sep 29, 2023
June 26, 2018 to September 30, 2023	$1,678.01	$2,067.15	Aug 6, 2020	$1,178.40	Aug 17, 2018	$1,870.50	Sep 29, 2023

(1)

The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)

There was no LBMA Gold Price PM on the last business day of December 2022, 2021 or 2020. The LBMA Gold Price AM on the last business day of December 2022, 2021 and 2020 was $1,812.35, $1,820.10 and $1,891.10 respectively. The Net Asset Value of the Trust on December 31, 2022, 2021 and 2020 was calculated using the LBMA Gold Price AM.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the fiscal year ended September 30, 2023.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2023, the Trust’s disclosure controls and procedures were effective.

Change in Internal Control Over Financial Reporting

There was no change in the Trust’s or the Funds’ internal controls over financial reporting that occurred during the year ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s and GLDM’s internal control over financial reporting as of September 30, 2023. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s and GLDM’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust and GLDM maintained effective internal control over financial reporting as of September 30, 2023.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2023 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s and GLDM’s internal control over financial reporting as of September 30, 2023.

November 22, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Trustee of SPDR® Gold MiniShares® Trust, the Trustee of World Gold Trust and the Board of Directors of WGC USA Asset Management Company, LLC:

Opinion on Internal Control Over Financial Reporting

We have audited World Gold Trust’s (the Trust) and its series SPDR® Gold MiniShares® Trust’s (the Fund) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust and the Fund maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the (1) combined statements of financial condition of the Trust, including the combined schedules of investment, as of September 30, 2023 and 2022, the related combined statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2023, and the related notes, and (2) the statements of financial condition of the Fund, including the schedules of investment, as of September 30, 2023 and 2022, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2023, and the related notes (collectively, the combined and individual financial statements), and our reports dated November 22, 2023 expressed an unqualified opinion on those combined and individual financial statements.

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

Definition and Limitations of Internal Control Over Financial Reporting

An company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

November 22, 2023

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

Joseph R. Cavatoni, age 55, is the Principal Executive Officer of the Sponsor. Mr. Cavatoni is also the Principal Executive Officer of World Gold Trust Services, LLC, an affiliate of the Sponsor (“WGTS”), and the Chief Market Strategist (North America) at World Gold Council (“WGC”). Prior to joining WGC as Managing Director USA and ETFs in September 2016, from April 2009 to December 2015, Mr. Cavatoni served with BlackRock Investments, LLC, as part of BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.

Amanda Krichman, age 32, is the is the Principal Financial and Accounting Officer of the Sponsor. Ms. Krichman is also the Principal Financial and Accounting Officer of WGTS and the Funds Chief Operating Officer at WGC. Prior to joining WGC in October 2022, Ms. Krichman was Vice President and Head of US Registered Funds Services at Goldman Sachs Asset Management from December 2021 to October 2022. Ms. Krichman was Director of ETF Product Development from September 2021 to December 2021, and Senior Associate of ETF Product Development from December 2018 to September 2021 at New York Life Investments. Prior to that she held various roles at Goldman Sachs Asset Management from July 2013 to November 2018. Ms. Krichman received her Bachelor degree from Syracuse University and her Master of Business Administration degree from New York University.

William J. Shea, age 75, has served as Chairman of the Board of Directors of the Sponsor since January 2013 and is a member of the Board’s Audit Committee. Mr. Shea has also served as a Director on the Board of Directors of WGTS since January 2017 and is a member of that board’s Audit Committee. He has more than 35 years of experience in the financial services industry and in business restructurings. He was elected to the Board of Directors of Caliber ID, Inc. in 2001 and was appointed Chairman in December 2010. Prior to his appointment to the Board of Caliber ID, he served as Executive Chairman of Royal & Sun Alliance (RSA), USA from January 2005 to December 2006, and oversaw its divestiture from RSA, a large public insurance company headquartered in the United Kingdom. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc., a publicly held diversified insurance and financial services firm that he guided through the federal bankruptcy and restructuring process. From January 1997 to February 2001, he oversaw the turnaround of Centennial Technologies, Inc., a high technology manufacturing company in the flash memory business. Mr. Shea served as Vice Chairman of BankBoston Corporation from January 1993 to August 1998. He was the Vice Chairman and a Senior Partner of Coopers & Lybrand (now PricewaterhouseCoopers), an international public accounting firm, for whom he worked from June 1974 to December 1992. Mr. Shea sits on the boards of AIG SunAmerica, a mutual funds company, and is Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2004 to May 2014. Mr. Shea has served on the boards of the Boston Children’s Hospital, Northeastern University, NASDAQ OMXBX, and the Boston Stock Exchange. Mr. Shea holds both a Bachelor of Arts degree and a Master of Arts degree in Economics.

The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGTS.

Molly Duffy, age 53, has served as a Director on the Board of Directors of the Sponsor since April 2022, and is a member of the Board’s Audit Committee. Ms. Duffy has also served as a Director on the Board of Directors of WGTS since April 2022 and is a member of that board’s Audit Committee. Ms. Duffy is the Head of Financial Markets, Europe and Americas at Standard Chartered Bank. Based in New York, Ms. Duffy leads the strategy and governance of the Europe and Americas regions across Foreign Exchange, Rates, Credit, Commodities, Debt Capital Markets, Loan Syndication, Leveraged & Acquisition Finance, Project & Export Finance, Aviation Finance, and Securities Services businesses. In addition, Ms. Duffy is responsible for delivering coordinated solutions and senior relationship management to the Bank’s most complex and significant financial institutions and corporate clients across Europe and Americas. Ms. Duffy is a member of the Global Financial Markets Management Team, UK/Europe Regional Management Team, and US Management Team. Ms. Duffy is also CEO of the US Broker Dealer, Standard Chartered Securities North America LLC. Prior to joining Standard Chartered in 2017, Ms. Duffy was a Managing Director in the Global Markets Key Account Management Group at Credit Suisse. During her career at Credit Suisse, Ms. Duffy also held several senior production and management roles, including Head of Macro Sales Americas and Head of Global Currencies & Emerging Markets Sales Americas. Ms. Duffy holds a bachelor’s degree in Political Science from Boston College.

The Sponsor has concluded that Ms. Duffy should serve as Director because of her knowledge and extensive experience in leadership roles at Standard Chartered Bank and the experience she has gained serving as a director of WGTS.

James Lam, age 62, has served as a Director on the Board of Directors of the Sponsor since September 2023, and is a member of the Board’s Audit Committee. Mr. Lam has also served as a Director on the Board of Directors of WGTS since September 2023 and is a member of that board’s Audit Committee. Since April 2002, Mr. Lam has been President of James Lam & Associates, a risk management consulting firm serving global clients across all major industry sectors. In a Euromoney survey, he was nominated by clients and peers as one of the world’s leading risk consultants. Previously, Mr. Lam served as Founder and President of ERisk, Partner of Oliver Wyman, and Chief Risk Officer of Fidelity Investments. In recognition for his leadership in the risk management community, Mr. Lam received the inaugural Risk Manager of the Year Award from the Global Association of Risk Professionals in 1997. Mr. Lam is currently serving as a board director of the FAIR Institute. His previous public and private board experience includes E*TRADE Financial, E*TRADE Bank, RiskLens, Recology, Covarity, and ERisk. Mr. Lam has served in board leadership roles including chairman of the board, vice chairman of the board, risk committee chairman, audit committee chairman, and compliance committee chairman. In recognition for his leadership in the corporate board community, Mr. Lam was named in the National Association of Corporate Directors (NACD) Directorship 100 in 2017 and 2018. Mr. Lam is the author of Enterprise Risk Management (Wiley, 2003; second edition, 2014), which has ranked #1 best-selling among 25,000 risk management titles on Amazon. The book has been translated into Chinese, Indonesian, Japanese, and Korean. His second book, Implementing Enterprise Risk Management, was published by Wiley in 2017. Mr. Lam graduated summa cum laude with a B.B.A. from Baruch College and received an M.B.A. with honors from UCLA.

The Sponsor has concluded that Mr. Lam should serve as Director because of the knowledge and extensive experience he has in risk management and has gained from his public and private board experience including as a director of WGTS.

Carlos Rodriguez, age 51, has served as a Director on the Board of Directors of the Sponsor since February 2019 and is Chairman of the Board’s Audit Committee. Mr. Rodriguez has also served as a Director on the Board of Directors of WGTS since February 2019 and is a member of that board’s Audit Committee. Mr. Rodriguez began his career on Wall Street in the Public Finance Department of Merrill Lynch in 1996, where he focused on interest rate hedging strategies for municipal clients and non-for-profit institutions. After working several years covering banking clients, he shifted his focus to trading, where he rose to manage Merrill Lynch’s proprietary municipal investments portfolio until December 2000. Mr. Rodriguez has since worked at WestLB, from December 2000 to May 2003, where he managed the bank’s complex guaranteed reinvestment contract business, and BNP Paribas, from May 2003 to May 2004, where he served as Director and Head of Municipals. From May 2004 to August 2010, Mr. Rodriguez served as Director and Managing Director of Deutsche Bank and worked to establish the bank’s public finance efforts. As Managing Director, Mr. Rodriguez subsequently led Credit Suisse’s global rates structuring effort in London from August 2010 until June 2016. Mr. Rodriguez retired from banking in June 2016, and remained retired until March 2017, when he launched a private equity fund that focuses on lower middle market companies. He also devotes his time to personal investing as well as volunteering for local causes and mentoring local entrepreneurs.

The Sponsor has concluded that Mr. Rodriguez should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and the experience he has gained serving as a director of WGTS.

David Tait, age 61, has served as a Director on the Board of Directors of the Sponsor and WGTS since February 25, 2019. Mr. Tait has also served as the Chief Executive Officer of WGC since January 2019. Prior to joining WGC, Mr. Tait served as Executive Producer with EMU Films from April 2016 to January 2019. Mr. Tait served as the Global Head of Fixed Income Macro Products at Credit Suisse from January 2012 until April 2016. Mr. Tait also served as a Managing Director of Union Bank of Switzerland from October 2009 until December 2011. He is currently an Independent Member of the Bank of England’s FICC Market Standards Board, which he joined in July 2017. Mr. Tait is also a major supporter of the National Society for the Prevention of Cruelty to Children and has raised over £1 million by climbing Mount Everest on five occasions. He was awarded an MBE by the Queen for his services to the charity.

The Sponsor has concluded that Mr. Tait should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and the experience he has gained serving as the Chief Executive Officer of World Gold Council and director of WGTS.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents, including its Principal Executive Officer and Principal Financial and Accounting Officer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available without charge by writing the Sponsor at 685 Third Avenue, Suite 2702, New York, NY 10017 or calling the Sponsor at (212) 317-3800. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

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

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG, LLP, New York NY, Auditor Firm ID: 185

Fees for services performed by KPMG LLP for the years ended September 30, 2023 and 2022 were:

	Years Ended September 30,
	2023	2022
Audit fees	$77,000	$70,000
Audit-related fees	25,000	24,000
Total	$102,000	$94,000

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2023, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV

Item 15.     Exhibits and Financial Statements Schedules

1.    Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.    Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.    Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

3.1	Certificate of Trust	S-1	3.1	8/28/15

3.2	Certificate of Amendment to Certificate of Trust	S-1/A	3.2	8/30/16

3.3	Second Certificate of Amendment to Certificate of Trust	S-1/A	3.3	5/4/18

4.1	Fourth Amended and Restated Agreement and Declaration of Trust, dated April 16, 2018	S-1/A	4.2	5/4/18

4.1.1	Amendment No. 1 to Fourth Amended and Restated Agreement and Declaration of Trust, dated February 6, 2020	10-Q	4.1.1	2/7/20

4.2	Form of Participant Agreement	S-1/A	4.3	5/4/18

4.3*	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1	Second Amended and Restated Allocated Gold Account Agreement, dated October 24, 2023	8-K	10.1	10/27/23

10.2	First Amended and Restated Unallocated Bullion Account Agreement, dated October 24, 2023	8-K	10.2	10/27/23

10.3	Fund Administration and Accounting Agreement, dated January 5, 2017	S-1/A	10.4	1/9/17

10.3.1	Amendment to Fund Administration and Accounting Agreement, dated June 6, 2018	S-1/A	10.3	6/13/18

10.3.2	Second Amendment to the Fund Administration and Accounting Agreement, dated October 11, 2019	10-K	10.3.2	12/10/19

10.4	Transfer Agency and Service Agreement, dated January 5, 2017	S-1/A	10.5	1/9/17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

10.4.1	Amendment to Transfer Agency and Service Agreement, dated June 6, 2018	S-1/A	10.6	6/13/18

10.4.2	Second Amendment to the Transfer Agency and Service Agreement, dated October 11, 2019	10-K	10.4.2	12/10/19

10.5	Amended and Restated Sponsor Agreement, dated October 14, 2016	S-1/A	10.7	1/9/17

10.5.1	Amendment to Amended and Restated Sponsor Agreement, dated November 28, 2017	10-K	10.11	11/29/17

10.5.2	Second Amendment to Amended and Restated Sponsor Agreement, dated June 12, 2018	S-1/A	10.9	6/13/18

10.5.3	Third Amendment to Amended and Restated Sponsor Agreement dated February 4, 2022	8-K	10.5.3	2/4/22

10.6	Custody Agreement (U.S. Dollar Only), dated January 5, 2017	S-1/A	10.8	1/9/17

10.6.1	Amendment to Custody Agreement (U.S. Dollar Only), dated June 6, 2018	S-1/A	10.11	6/13/18

10.6.2	Second Amendment to Custody Agreement (U.S. Dollar Only), dated October 11, 2019	10-K	10.6.2	12/10/19

10.7	Master Marketing Agent Agreement, dated July 17, 2015	S-1/A	10.10	8/30/16

10.7.1	First Amendment to the Marketing Agent Agreement, dated May 4, 2018	S-1/A	10.13	6/13/18

23.1*	Consent of KPMG LLP

23.2*	Consent of Carter Ledyard & Milburn LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

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

/s/ William J. Shea
William J. Shea Director*

/s/ Molly Duffy
Molly Duffy Director*

/s/ James Lam
James Lam Director*

/s/ Carlos Rodriguez
Carlos Rodriguez Director*

/s/ David Tait
David Tait Director*

Date: November 22, 2023

*         The registrant is a trust and the persons are signing in their capacities as officers or directors of WGC USA Asset Management Company, LLC, the Sponsor of the registrant.

WORLD GOLD TRUST

FINANCIAL STATEMENTS AS OF September 30, 2023

Report of Independent Registered Public Accounting Firm

To the Trustee of World Gold Trust and the Board of Directors of WGC USA Asset Management Company, LLC:

Opinion on the Combined Financial Statements

We have audited the accompanying combined statements of financial condition of World Gold Trust and its series (the Trust), including the combined schedules of investment, as of September 30, 2023 and 2022, the related combined statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2023, and the related notes (collectively, the combined financial statements). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2023 and 2022, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 22, 2023 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the gold holdings

As disclosed in the combined schedule of investment, as of September 30, 2023, the Trust’s market value of gold holdings was $5.8 billion, representing approximately 100% of the Trust’s total assets. All of the gold holdings, which were 3.1 million ounces as of September 30, 2023, were held by a third-party custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the custodian as of September 30, 2023.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Trust’s gold holdings process, including controls over (1) the comparison of the Trust’s records of gold held to the custodian records and (2) the approval of gold deposits and withdrawals by the trustee of the Trust. We obtained a schedule directly from the custodian of the Trust’s gold holdings held by the custodian as of September 30, 2023. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also attended and observed part of the physical count of the Trust’s gold holdings performed at the custodian’s location by a third party engaged by the Trust’s sponsor. We obtained the physical count result of that third party and reconciled it to both the Trust’s and the custodian’s records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2016.

New York, New York

November 22, 2023

World Gold Trust

Combined Statements of Financial Condition

at September 30, 2023 and 2022

(Amounts in 000’s of US$ except for share and per share data)	Sep-30, 2023	Sep-30, 2022
ASSETS
Investments in Gold, at fair value (cost $5,453,079 and $4,864,729 at September 30, 2023 and 2022, respectively)	$5,779,814	$4,692,387
Total Assets	$5,779,814	$4,692,387
LIABILITIES
Accounts payable to Sponsor	$486	$397
Gold payable	14,867	52,777
Total Liabilities	$15,353	$53,174
Net Assets	$5,764,461	$4,639,213

See notes to the combined financial statements.

World Gold Trust

Combined Schedules of Investment

(Amounts in 000’s except for percentages)

September 30, 2023	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	3,090.0	$5,453,079	$5,779,814	100.27%
Total Investment		$5,453,079	$5,779,814	100.27%
Liabilities in excess of other assets			(15,353)	(0.27)%
Net Assets			$5,764,461	100.00%

September 30, 2022	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	2,806.9	$4,864,729	$4,692,387	101.15%
Total Investment		$4,864,729	$4,692,387	101.15%
Liabilities in excess of other assets			(53,174)	(1.15)%
Net Assets			$4,639,213	100.00%

See notes to the combined financial statements.

World Gold Trust

Combined Statements of Operations

For the years ended September 30, 2023, 2022 and 2021

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$, except per share data)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
EXPENSES
Sponsor fees	$5,736	$6,156	$7,462
Total expenses	5,736	6,156	7,462
Net investment loss	(5,736)	(6,156)	(7,462)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	393	394	634
Net realized gain/(loss) from gold distributed for the redemption of shares	52,550	32,782	39,311
Net change in unrealized gain/(loss) on investment in gold	499,078	(322,377)	(378,400)
Net realized and change in unrealized gain/(loss) on investment in gold	552,021	(289,201)	(338,455)
Net income/(loss)	$546,285	$(295,357)	$(345,917)

See notes to the combined financial statements.

World Gold Trust

Combined Statements of Cash Flows

For the years ended September 30, 2023, 2022 and 2021

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$5,647	$6,425	$7,313
Cash expenses paid	(5,647)	(6,425)	(7,313)
Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$1,519,020	$1,706,522	$1,602,034
Value of gold distributed for redemption of shares-net of change in gold payable	$977,967	$1,106,240	$449,117

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$546,285	$(295,357)	$(345,917)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	5,647	6,425	7,313
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(393)	(394)	(634)
Net realized (gain)/loss from gold distributed for the redemption of shares	(52,550)	(32,782)	(39,311)
Net change in unrealized (gain)/loss on investment in gold	(499,078)	322,377	378,400
Increase/(Decrease) in accounts payable to Sponsor	89	(269)	149
Net cash provided by operating activities	$—	$—	$—

See notes to the combined financial statements.

World Gold Trust

Combined Statements of Changes in Net Assets

For the years ended September 30, 2023, 2022 and 2021

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
Net Assets - Opening Balance	$4,639,213	$4,387,065	$3,561,272
Creations	1,519,020	1,706,522	1,620,827
Redemptions	(940,057)	(1,159,017)	(449,117)
Net investment loss	(5,736)	(6,156)	(7,462)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	393	394	634
Net realized gain/(loss) from gold distributed for the redemption of shares	52,550	32,782	39,311
Net change in unrealized gain/(loss) on investment in gold	499,078	(322,377)	(378,400)
Net Assets - Closing Balance	$5,764,461	$4,639,213	$4,387,065

See notes to the combined financial statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Trustee of SPDR® Gold MiniShares® Trust and the Board of Directors of WGC USA Asset Management Company, LLC:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of SPDR® Gold MiniShares® Trust (GLDM), a series of the World Gold Trust (the Trust), including the schedules of investment, as of September 30, 2023 and 2022, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2023 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of GLDM as of September 30, 2023 and 2022, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), GLDM s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 22, 2023 expressed an unqualified opinion on the effectiveness of GLDM s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the gold holdings

As disclosed in the schedule of investment, as of September 30, 2023, GLDM's market value of gold holdings was $5.8 billion, representing approximately 100% of GLDM's total assets. All of the gold holdings, which were 3.1 million ounces as of September 30, 2023, were held by a third-party custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the custodian as of September 30, 2023.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over GLDM s gold holdings process, including controls over (1) the comparison of GLDM s records of gold held to the custodian records and (2) the approval of gold deposits and withdrawals by the trustee of GLDM. We obtained a schedule directly from the custodian of GLDM s gold holdings held by the custodian as of September 30, 2023. We compared the total ounces on such schedule to GLDM s record of gold holdings. We also attended and observed part of the physical count of GLDM s gold holdings performed at the custodian s location by a third party engaged by GLDM s sponsor. We obtained the physical count result of that third party and reconciled it to both GLDM s and the custodian s records.

/s/ KPMG LLP

We have served as GLDM’s auditor since 2016.

New York, New York

November 22, 2023

SPDR® Gold MiniShares® Trust

Statements of Financial Condition

at September 30, 2023 and 2022

(Amounts in 000’s of US$ except for share and per share data)	Sep-30, 2023	Sep-30, 2022
ASSETS
Investments in Gold, at fair value (cost $5,453,079 and $4,864,729 at September 30, 2023 and 2022, respectively)	$5,779,814	$4,692,387
Total Assets	$5,779,814	$4,692,387
LIABILITIES
Accounts payable to Sponsor	$486	$397
Gold payable	14,867	52,777
Total Liabilities	$15,353	$53,174
Net Assets	$5,764,461	$4,639,213
Shares issued and outstanding(1)	155,350,000	139,750,000
Net asset value per Share	$37.11	$33.20

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements.

SPDR® Gold MiniShares® Trust

Schedules of Investment

(Amounts in 000’s except for percentages)

September 30, 2023	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	3,090.0	$5,453,079	$5,779,814	100.27%
Total Investment		$5,453,079	$5,779,814	100.27%
Liabilities in excess of other assets			(15,353)	(0.27)%
Net Assets			$5,764,461	100.00%

September 30, 2022	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	2,806.9	$4,864,729	$4,692,387	101.15%
Total Investment		$4,864,729	$4,692,387	101.15%
Liabilities in excess of other assets			(53,174)	(1.15)%
Net Assets			$4,639,213	100.00%

See notes to the financial statements.

SPDR® Gold MiniShares® Trust

Statements of Operations

For the years ended September 30, 2023, 2022 and 2021

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$, except per share data)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
EXPENSES
Sponsor fees	$5,736	$6,156	$7,462
Total expenses	5,736	6,156	7,462
Net investment loss	(5,736)	(6,156)	(7,462)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	393	394	634
Net realized gain/(loss) from gold distributed for the redemption of shares	52,550	32,782	39,311
Net change in unrealized gain/(loss) on investment in gold	499,078	(322,377)	(378,400)
Net realized and change in unrealized gain/(loss) on investment in gold	552,021	(289,201)	(338,455)
Net income/(loss)	$546,285	$(295,357)	$(345,917)
Net income/(loss) per share	$3.56	$(2.23)	$(3.01)
Weighted average number of shares (in 000’s)	153,402	132,493	114,791

See notes to the financial statements.

SPDR® Gold MiniShares® Trust

Statements of Cash Flows

For the years ended September 30, 2023, 2022 and 2021

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$5,647	$6,425	$7,313
Cash expenses paid	(5,647)	(6,425)	(7,313)
Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$1,519,020	$1,706,522	$1,602,034
Value of gold distributed for redemption of shares-net of change in gold payable	$977,967	$1,106,240	$449,117

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$546,285	$(295,357)	$(345,917)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	5,647	6,425	7,313
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(393)	(394)	(634)
Net realized (gain)/loss from gold distributed for the redemption of shares	(52,550)	(32,782)	(39,311)
Net change in unrealized gain/(loss) on investment in gold	(499,078)	322,377	378,400
Increase/(Decrease) in accounts payable to Sponsor	89	(269)	149
Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR® Gold MiniShares® Trust

Statements of Changes in Net Assets

For the years ended September 30, 2023, 2022 and 2021

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
Net Assets – Opening Balance	$4,639,213	$4,387,065	$3,561,272
Creations	1,519,020	1,706,522	1,620,827
Redemptions	(940,057)	(1,159,017)	(449,117)
Net investment loss	(5,736)	(6,156)	(7,462)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	393	394	634
Net realized gain/(loss) from gold distributed for the redemption of shares	52,550	32,782	39,311
Net change in unrealized gain(loss) on investment in gold	499,078	(322,377)	(378,400)
Net Assets – Closing Balance	$5,764,461	$4,639,213	$4,387,065

See notes to the financial statements.

World Gold Trust
Notes to the Financial Statements

1. Organization

World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest. The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, one of which is operational as of September 30, 2023.

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

World Gold Trust
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

The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$)
September 30, 2023	Level 1	Level 2	Level 3
Investment in Gold	$5,779,814	$—	$—
Total	$5,779,814	$—	$—

(Amounts in 000’s of US$)
September 30, 2022	Level 1	Level 2	Level 3
Investment in Gold	$4,692,387	$—	$—
Total	$4,692,387	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2023 and 2022.

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
Notes to the Financial Statements

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

(Amounts in 000’s of US$)	Sep-30, 2023	Sep-30, 2022
Gold receivable	$—	$—

2.7.    Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2023	Sep-30, 2022
Gold payable	$14,867	$52,777

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

World Gold Trust
Notes to the Financial Statements

2.8.    Creations and Redemptions of Shares—(continued)

As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the years ended September 30, 2023, 2022 and 2021 are as follows:

	Year Ended	Year Ended	Year Ended
(Amounts are in 000’s)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
Activity in Number of Shares Created and Redeemed:
Creations	41,200	46,200	44,400
Redemptions	(25,600)	(33,050)	(12,550)
Net Change in Number of Shares Created and Redeemed	15,600	13,150	31,850

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
Activity in Value of Shares Created and Redeemed:
Creations	$1,519,020	$1,706,522	$1,620,827
Redemptions	(940,057)	(1,159,017)	(449,117)
Net change in Value of Shares Created and Redeemed	$578,963	$547,505	$1,171,710

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

GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2023 of $552,021 is made up of a realized gain of $393 from the sale of gold to pay Sponsor fees, a realized gain of $52,550 from gold distributed for the redemption of shares, and a change in unrealized gain of $499,078 on investment in gold.

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

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2023. As of September 30, 2023, the 2022, 2021 and 2020 tax years remain open for examination. There were no examinations in progress at period end.

World Gold Trust
Notes to the Financial Statements

3.    Quarterly Statements of Operations

Year Ended September 30, 2023	Three Months Ended (unaudited)
					Year Ended
(Amounts in 000’s of US$, except per share data)	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Sep 30, 2023
EXPENSES
Sponsor fees	$1,232	$1,410	$1,579	$1,515	$5,736
Total expenses	1,232	1,410	1,579	1,515	5,736
Net investment loss	(1,232)	(1,410)	(1,579)	(1,515)	(5,736)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	(9)	86	183	133	393
Net realized gain/(loss) from gold distributed for the redemption of shares	3,127	7,685	6,924	34,814	52,550
Net change in unrealized gain/(loss) on investment in gold	398,270	491,389	(230,057)	(160,524)	499,078
Net realized and change in unrealized gain/(loss) on investment in gold	401,388	499,160	(222,950)	(125,577)	552,021
Net income/(loss)	$400,156	$497,750	$(224,529)	$(127,092)	$546,285
Net income/(loss) per share	$2.81	$3.26	$(1.39)	$(0.81)	$3.56
Weighted average number of shares (in 000’s)	142,422	152,769	161,465	157,027	153,402

Year Ended September 30, 2022	Three Months Ended (unaudited)
					Year Ended
(Amounts in 000’s of US$, except per share data)	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Sep 30, 2022
EXPENSES
Sponsor fees	$1,957	$1,635	$1,309	$1,255	$6,156
Total expenses	1,957	1,635	1,309	1,255	6,156
Net investment loss	(1,957)	(1,635)	(1,309)	(1,255)	(6,156)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	106	164	112	12	394
Net realized gain/(loss) from gold distributed for the redemption of shares	14,355	14,710	10,134	(6,417)	32,782
Net change in unrealized gain/(loss) on investment in gold	173,327	275,905	(363,675)	(407,934)	(322,377)
Net realized and change in unrealized gain/(loss) on investment in gold	187,788	290,779	(353,429)	(414,339)	(289,201)
Net income/(loss)	$185,831	$289,144	$(354,738)	$(415,594)	$(295,357)
Net income/(loss) per share	$1.54	$2.35	$(2.52)	$(2.87)	$(2.23)
Weighted average number of shares (in 000’s)	120,793	123,023	141,035	145,009	132,493

World Gold Trust
Notes to the Financial Statements

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

World Gold Trust
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

8.     Financial Highlights

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the years ended September 30, 2023, 2022 and 2021. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended	Year Ended	Year Ended
	Sep-30, 2023	Sep-30, 2022	Sep-30, 2021
Net Asset Value
Net asset value per Share, beginning of period	$33.20	$34.65	$37.59
Net investment income/(loss)	(0.04)	(0.05)	(0.07)
Net Realized and Change in Unrealized Gain/(Loss)	3.95	(1.40)	(2.87)
Net Income/(Loss)	3.91	(1.45)	(2.94)
Net asset value per Share, end of period	$37.11	$33.20	$34.65
Market value per Share, beginning of period	$32.98	$34.92	$37.60
Market value per Share, end of period	$36.66	$32.98	$34.92
Ratio to average net assets
Net investment loss	(0.10)%	(0.13)%	(0.18)%
Gross expenses	0.10%	0.13%	0.18%
Net expenses	0.10%	0.13%	0.18%
Total Return, at net asset value	11.78%	(4.18)%	(7.82)%
Total Return, at market value	11.16%	(5.56)%	(7.13)%