Form 10-Q
period 2023-12-31
World Gold Trust
filed 2024-02-08
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2023

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

As of February 7, 2024 SPDR® Gold MiniShares® Trust had 157,150,000 Shares outstanding.

WORLD GOLD TRUST

World Gold Trust

PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Combined Statements of Financial Condition

At December 31, 2023 (unaudited) and September 30, 2023

(Amounts in 000’s of US$)	Dec-31, 2023	Sep-30, 2023
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $5,473,441 and $5,453,079 at December 31, 2023 and September 30, 2023, respectively)	$6,362,991	$5,779,814
Total Assets	$6,362,991	$5,779,814
LIABILITIES
Accounts payable to Sponsor	$527	$486
Gold payable	-	14,867
Total Liabilities	$527	$15,353
Net Assets	$6,362,464	$5,764,461

See notes to the unaudited financial statements.

World Gold Trust

Combined Schedules of Investment

(Amounts in 000’s except for percentages)
				% of
December 31, 2023	Ounces of gold	Cost	Fair Value	Net Assets
(unaudited)
Investment in Gold	3,085.2	$5,473,441	$6,362,991	100.01%
Total Investment		$5,473,441	$6,362,991	100.01%
Liabilities in excess of other assets			(527)	(0.01)%
Net Assets			$6,362,464	100.00%

				% of
September 30, 2023	Ounces of gold	Cost	Fair Value	Net Assets
Investment in Gold	3,090.0	$5,453,079	$5,779,814	100.27%
Total Investment		$5,453,079	$5,779,814	100.27%
Liabilities in excess of other assets			(15,353)	(0.27)%
Net Assets			$5,764,461	100.00%

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Operations

For the Three Months Ended December 31, 2023 and December 31, 2022

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2023	Dec-31, 2022
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$1,507	$1,232
Total expenses	1,507	1,232
Net investment loss	(1,507)	(1,232)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	135	(9)
Net realized gain/(loss) from gold distributed for the redemption of shares	20,609	3,127
Net change in unrealized gain/(loss) on investment in gold	562,815	398,270
Net realized and change in unrealized gain/(loss) on investment in gold	$583,559	$401,388
Net income/(loss)	$582,052	$400,156

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Cash Flows

For the Three Months Ended December 31, 2023 and December 31, 2022

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2023	Dec-31, 2022
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$1,466	$1,202
Cash expenses paid	(1,466)	(1,202)
Increase/(Decrease) in cash resulting from operations	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	-	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$271,189	$488,680
Value of gold distributed for redemption of shares-net of change in gold payable	$270,105	$423,154

See notes to the unaudited financial statements.

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2023	Dec-31, 2022
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$582,052	$400,156
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	1,466	1,202
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(135)	9
Net realized (gain)/loss from gold distributed for the redemption of shares	(20,609)	(3,127)
Net change in unrealized (gain)/loss on investment in gold	(562,815)	(398,270)
Increase/(Decrease) in accounts payable to Sponsor	41	30
Net cash provided by operating activities	$0	$0

World Gold Trust

Unaudited Combined Statements of Changes in Net Assets

Three Months Ended December 31, 2023 and December 31, 2022

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2023	Dec-31, 2022
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$5,764,461	$4,639,213
Creations	271,189	488,680
Redemptions	(255,238)	(377,573)
Net investment loss	(1,507)	(1,232)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	135	(9)
Net realized gain/(loss) from gold distributed for the redemption of shares	20,609	3,127
Net change in unrealized gain/(loss) on investment in gold	562,815	398,270
Net Assets - Closing Balance	$6,362,464	$5,150,476

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Statements of Financial Condition

At December 31, 2023 (unaudited) and September 30, 2023

(Amounts in 000’s of US$ except for share and per share data)	Dec-31, 2023	Sep-30, 2023
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $5,473,441 and $5,453,079 at December 31, 2023 and September 30, 2023, respectively)	$6,362,991	$5,779,814
Total Assets	$6,362,991	$5,779,814
LIABILITIES
Accounts payable to Sponsor	$527	$486
Gold payable	-	14,867
Total Liabilities	$527	$15,353
Net Assets	6,362,464	5,764,461
Shares issued and outstanding (1)	155,550,000	155,350,000
Net asset value per Share	$40.90	$37.11
(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Schedules of Investment

(Amounts in 000’s except for percentages)

December 31, 2023	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	3,085.2	$5,473,441	$6,362,991	100.01%
Total Investment		$5,473,441	$6,362,991	100.01%
Liabilities in excess of other assets			(527)	(0.01)%
Net Assets			$6,362,464	100.00%

September 30, 2023	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	3,090.0	$5,453,079	$5,779,814	100.27%
Total Investment		$5,453,079	$5,779,814	100.27%
Liabilities in excess of other assets			(15,353)	(0.27)%
Net Assets			$5,764,461	100.00%

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Operations

For the Three Months Ended December 31, 2023 and December 31, 2022

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$, except per share data)	Dec-31, 2023	Dec-31, 2022
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$1,507	$1,232
Total expenses	1,507	1,232
Net investment loss	(1,507)	(1,232)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	135	(9)
Net realized gain/(loss) from gold distributed for the redemption of shares	20,609	3,127
Net change in unrealized gain/(loss) on investment in gold	562,815	398,270
Net realized and change in unrealized gain/(loss) on investment in gold	583,559	401,388
Net income/(loss)	$582,052	$400,156
Net income/(loss) per share	$3.81	$2.81
Weighted average number of shares (in 000’s)	152,788	142,422

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Cash Flows

For the Three Months Ended December 31, 2023 and December 31, 2022

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2023	Dec-31, 2022
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$1,466	$1,202
Cash expenses paid	(1,466)	(1,202)
Increase/(Decrease) in cash resulting from operations	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	-	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$271,189	$488,680
Value of gold distributed for redemption of shares-net of change in gold payable	$270,105	$423,154

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2023	Dec-31, 2022
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$582,052	$400,156
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	1,466	1,202
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(135)	9
Net realized (gain)/loss from gold distributed for the redemption of shares	(20,609)	(3,127)
Net change in unrealized (gain)/loss on investment in gold	(562,815)	(398,270)
Increase/(Decrease) in accounts payable to Sponsor	41	30
Net cash provided by operating activities	$0	$0

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Changes in Net Assets

For the Three Months Ended December 31, 2023 and December 31, 2022

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2023	Dec-31, 2022
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$5,764,461	$4,639,213
Creations	271,189	488,680
Redemptions	(255,238)	(377,573)
Net investment loss	(1,507)	(1,232)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	135	(9)
Net realized gain/(loss) from gold distributed for the redemption of shares	20,609	3,127
Net change in unrealized gain/(loss) on investment in gold	562,815	398,270
Net Assets - Closing Balance	$6,362,464	$5,150,476

See notes to the unaudited financial statements.

WORLD GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

The World Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest. The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, one of which is operational as of December 31, 2023.

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

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, (“BNYM” or the “Administrator”), is the administrator and transfer agent. BNYM also serves as the custodian of GLDM’s cash, if any. ICBC Standard Bank Plc ("ICBC") and JPMorgan Chase Bank, N.A. ("JPMorgan") are the custodians of GLDM's gold (each a "Custodian" and together, the “Custodians”). State Street Global Advisors Funds Distributors, LLC is the marketing agent (the “Marketing Agent”).

The Trust had no operations with respect to GLDM prior to June 26, 2018, other than matters relating to GLDM's organization and the registration of the offer and sale of the Shares under the Securities Act of 1933, as amended.

The Statements of Financial Condition and Schedules of Investment at December 31, 2023, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three months ended December 31, 2023 and 2022 have been prepared without audit.

In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2023 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The results of operations for the three months ended December 31, 2023 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$)
December 31, 2023	Level 1	Level 2	Level 3
Investment in Gold	$6,362,991	$-	$-
Total	$6,362,991	-	-

(Amounts in 000’s of US$)
September 30, 2023	Level 1	Level 2	Level 3
Investment in Gold	$5,779,814	$-	$-
Total	$5,779,814	$-	$-

There were no transfers between Level 1 and other Levels for the three months ended December 31, 2023 or for the year ended September 30, 2023.

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

Gold is held by the Custodians on behalf of GLDM, 100% of which is allocated gold in the form of good delivery gold bars. A current list of all gold held by each Custodian, including any held with a subcustodian is available on the Sponsor’s website at www.spdrgoldshares.com.

2.6.	Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2023	2023
Gold receivable	$-	$-

2.7.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2023	2023
Gold payable	$-	$14,867

2.8.	Creations and Redemptions of Shares

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

As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the three months ended December 31, 2023 and 2022 are as follows:

	Three Months	Three Months
	Ended	Ended
(Amounts are in 000’s)	Dec-31, 2023	Dec-31, 2022
Activity in Number of Shares Created and Redeemed:
Creations	6,900	14,300
Redemptions	(6,700)	(10,900)
Net Change in Number of Shares Created and Redeemed	200	3,400

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2023	Dec-31, 2022
Activity in Value of Shares Created and Redeemed:
Creations	$271,189	$488,680
Redemptions	(255,238)	(377,573)
Net change in Value of Shares Created and Redeemed	$15,951	$111,107

2.9.	Income and Expense (Amounts in 000’s of US$)

The Administrator will, at the direction of the Sponsor, sell GLDM’s gold as necessary to pay its expenses. When selling gold to pay expenses, the Administrator will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, the Administrator will give a sell order and sell gold to the Custodians at the LBMA Gold Price PM following the sell order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay Sponsor expenses on the Statement of Operations.

GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the three months ended December 31, 2023 of $583,559 is made up of a realized gain of $135 from the sale of gold to pay Sponsor fees, a realized gain of $20,609 from gold distributed for the redemption of shares, and a change in unrealized gain of $562,815  on investment in gold.

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

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2023. As of December 31, 2023, the 2022, 2021 and 2020 tax years remain open for examination. There were no examinations in progress at period end.

3.	Related Parties – Sponsor

Effective February 23, 2022, the Sponsor reduced its annual fee of 0.18% of the NAV of GLDM to 0.10% of the NAV of GLDM and implemented a one-for-two reverse stock split of the Shares which now represent 1/50th of an ounce of gold. The Sponsor’s annual fee equal to 0.10% of the NAV of GLDM is calculated daily. The Sponsor is responsible for the payment of all GLDM’s ordinary fees and expenses, including but not limited to the following: fees charged by GLDM’s Administrator, Custodians, Marketing Agent and Trustee; exchange listing fees; typical maintenance and transaction fees of The Depository Trust Company; SEC registration fees; printing and mailing costs; audit fees and expenses; and legal fees not in excess of $100,000 per annum and expenses and applicable license fees. The Sponsor is not, however, required to pay any extraordinary expenses incurred in the ordinary course of GLDM’s business as outlined in the Sponsor’s agreement with the Trust.

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

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three months ended December 31, 2023 and December 31, 2022. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three months ended December 31, 2023 and 2022

	Three Months	Three Months
	Ended	Ended
	Dec-31, 2023	Dec-31, 2022
	(unaudited)	(unaudited)
Net Asset Value
Net Asset Value per Share, beginning of period	$37.11	$33.20
Net Investment income/(loss)	(0.01)	(0.01)
Net Realized and Change in Unrealized Gain/(Loss)	3.80	2.79
Net Income/(Loss)	3.79	2.78
Net Asset Value per Share, end of period	$40.90	$35.98
Market Value per Share, beginning of period	$36.66	$32.98
Market Value per Share, end of period	$40.91	$36.19
Ratio to average net assets
Net Investment loss(1)	(0.10)%	0.10%
Gross expenses(1)	0.10%	0.10%
Net expenses(1)	0.10%	0.10%
Total Return, at Net Asset Value(2)	10.21%	8.37%
Total Return, at Market Value(2)	11.59%	9.73%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. This Quarterly Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future gold prices, gold bullion sales, foreign currencies (including the Reference Currencies), foreign currency exchange rates, costs, plans, or objectives are forward-looking statements based on our estimates, beliefs, assumptions and projections. Words such as “could,” “would,” “may,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” and “predict,” and variations on such words, and similar expressions that reflect our current views with respect to future events and fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Important factors that we believe could affect performance and cause results to differ materially from our expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as updated from time to time in World Gold Trust’s Securities and Exchange Commission filings.

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

The Trust established six separate series, of which only SPDR® Gold MiniShares® Trust (“GLDM”) is operational as of December 31, 2023. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.

Gold is held by ICBC Standard Bank Plc ("ICBC") and JPMorgan Chase Bank, N.A. ("JPMorgan" and each of ICBC and JPMorgan, a "Custodian" and together, the “Custodians”) on behalf of GLDM.

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

Share price & NAV v. gold price - June 26, 2018 to December 31, 2023

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

Inspectorate International Limited (“Inspectorate”) conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodians. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. On October 2, 2023, Inspectorate completed the annual full count of the Trust’s gold bullion held by ICBC. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently on March 23, 2023. The results can be found on www.spdrgoldshares.com. The Sponsor generally visits the vaults of the Custodians twice a year as part of its due diligence procedures.

Results of Operations

In the three months ended December 31, 2023, 6,900,000 Shares (69 Creation Units) were created in exchange for 136,859.3 ounces of gold, 6,700,000 Shares (67 Creation Units) were redeemed in exchange for 132,905.3 ounces of gold and 753.1 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.

At December 31, 2023, the amount of gold owned by GLDM and held by the Custodians was 3,085,236.2 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $6,362,991,040 based on the LBMA Gold Price PM on December 31, 2023 (cost —$5,473,441,435).

At September 30, 2023, the amount of gold owned by GLDM and held by the Custodians was 3,089,983.5 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $5,779,814,053 based on the LBMA Gold Price PM on September 30, 2023 (cost — $5,453,079,469).

Cash Resources and Liquidity

At December 31, 2023, GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to December 31, 2023.

Daily Gold Price - June 26, 2018 to December 31, 2023

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the three and twelve-month periods over the prior three years and for the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) through December 31, 2023, based on the LBMA Gold Price PM, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day (1)
Three months ended March 31, 2021	$1,794.01	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,691.05	Mar 31, 2021
Three months ended June 30, 2021	$1,816.48	$1,902.75	Jun 2, 2021	$1,726.05	Apr 1, 2021	$1,763.15	Jun 30, 2021
Three months ended September 30, 2021	$1,789.52	$1,829.30	Jul 29, 2021	$1,723.35	Aug 10, 2021	$1,742.80	Sept 30, 2021
Three months ended December 31, 2021	$1,795.25	$1,864.90	Nov 17, 2021	$1,753.20	Oct 5, 2021	$1,820.10	Dec 31, 2021	(2)
Three months ended March 31, 2022	$1,877.16	$2,039.05	Mar 8, 2022	$1,788.15	Jan 28, 2022	$1,942.15	Mar 31, 2022
Three months ended June 30, 2022	$1,870.58	$1,976.75	Apr 13, 2022	$1,809.50	May 16, 2022	$1,817.00	Jun 30, 2022
Three months ended September 30, 2022	$1,728.91	$1,808.40	Jul 4, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022
Three months ended December 31, 2022	$1,725.85	$1,823.55	Dec 13, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Three months ended March 31, 2023	$1,889.92	$1,993.80	Mar 24, 2023	$1,810.95	Feb 24, 2023	$1,979.70	Mar 31, 2023
Three months ended June 30, 2023	$1,975.93	$2,048.45	Apr 13, 2023	$1,899.60	Jun 29, 2023	$1,912.25	Jun 30, 2023
Three months ended September 30, 2023	$1,928.23	$1,976.10	Jul 20, 2023	$1,870.50	Sep 29, 2023	$1,870.50	Sep 29, 2023
Three months ended December 31, 2023	$1,969.86	$2,078.40	Dec 28, 2023	$1,818.95	Oct 4, 2023	$2,062.40	Dec 29, 2023	(2)
Twelve months ended December 31, 2021	$1,798.61	$1,943.20	Jan 4, 2021	$1,683.95	Mar 30, 2021	$1,820.10	Dec 31, 2021	(2)
Twelve months ended December 31, 2022	$1,800.09	$2,039.05	Mar 8, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Twelve months ended December 31, 2023	$1,940.54	$2,078.40	Dec 28, 2023	$1,810.95	Feb 24, 2023	$2,062.40	Dec 29, 2023	(2)
June 26, 2018 ended December 31, 2023	$1,690.98	$2,078.40	Dec 28, 2023	$1,178.40	Aug 17, 2018	$2,062.40	Dec 29, 2023	(2)

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period.
(2)

There was no LBMA Gold Price PM on the last business day of December 2023, 2022 or 2021. The LBMA Gold Price AM on the last business day of December 2023, 2022 and 2021 was $2,062.40, $1,812.35 and $1,820.10, respectively. The Net Asset Value of GLDM on December 31, 2023, 2022 and 2021 was calculated using the LBMA Gold Price AM.

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2023, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2023 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)

Although GLDM does not purchase shares directly from its shareholders, in connection with the redemption of Creation Units, GLDM redeemed 1,900,000 Shares (19 Creation Units) during the quarter ended December 31, 2023 as set forth in the table below.

	Total Number of	Average Ounces of
	Shares	Gold
Period	Redeemed	Per Share
10/1/23 to 10/31/23	5,900,000	0.01984
11/1/23 to 11/30/23	200,000	0.01984
12/1/23 to 12/31/23	600,000	0.01983
Total	6,700,000	0.01984

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

a)	None.

b)	Not applicable.
c)	Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1

Second Amended and Restated Allocated Gold Account Agreement dated October 24, 2023 between ICBC Standard Bank PLC and World Gold Trust on behalf of its series, SPDR® Gold MiniShares® Trust, is incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K on October 24, 2023

10.2

First Amended and Restated Unallocated Gold Account Agreement dated October 24, 2023 between ICBC Standard Bank PLC and World Gold Trust on behalf of its series, SPDR® Gold MiniShares® Trust, is incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K on October 24, 2023

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023.

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

Date: February 8, 2024

*	The Registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the Registrant.