Form 10-Q
period 2024-03-31
World Gold Trust
filed 2024-05-08
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2024

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

As of May 7, 2024 SPDR® Gold MiniShares® Trust had 155,250,000 Shares outstanding.

WORLD GOLD TRUST

World Gold Trust

PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Combined Statements of Financial Condition

At March 31, 2024 (unaudited) and September 30, 2023

(Amounts in 000’s of US$)	Mar-31, 2024	Sep-30, 2023
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $5,659,837 and $5,453,079 at March 31, 2024 and September 30, 2023, respectively)	$6,988,198	$5,779,814
Total Assets	$6,988,198	$5,779,814
LIABILITIES
Accounts payable to Sponsor	$571	$486
Gold payable	-	14,867
Total Liabilities	$571	$15,353
Net Assets	$6,987,627	$5,764,461

See notes to the unaudited financial statements.

World Gold Trust

Combined Schedules of Investment

(Amounts in 000’s except for percentages)
				% of
March 31, 2024	Ounces of gold	Cost	Fair Value	Net Assets
(unaudited)
Investment in Gold	3,155.9	$5,659,837	$6,988,198	100.01%
Total Investment		$5,659,837	$6,988,198	100.01%
Liabilities in excess of other assets			(571)	(0.01)%
Net Assets			$6,987,627	100.00%

				% of
September 30, 2023	Ounces of gold	Cost	Fair Value	Net Assets
Investment in Gold	3,090.0	$5,453,079	$5,779,814	100.27%
Total Investment		$5,453,079	$5,779,814	100.27%
Liabilities in excess of other assets			(15,353)	(0.27)%
Net Assets			$5,764,461	100.00%

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Operations

For the Three and Six Months Ended March 31, 2024 and March 31, 2023

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2024	Mar-31, 2023	Mar-31, 2024	Mar-31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$1,597	$1,410	$3,104	$2,642
Total expenses	1,597	1,410	3,104	2,642
Net investment loss	(1,597)	(1,410)	(3,104)	(2,642)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	217	86	352	77
Net realized gain/(loss) from gold distributed for the redemption of shares	36,545	7,685	57,154	10,812
Net change in unrealized gain/(loss) on investment in gold	438,811	491,389	1,001,626	889,659
Net realized and change in unrealized gain/(loss) on investment in gold	$475,573	$499,160	$1,059,132	$900,548
Net income/(loss)	$473,976	$497,750	$1,056,028	$897,906

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Cash Flows

For the Three and Six Months Ended March 31, 2024 and March 31, 2023

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2024	Mar-31, 2023	Mar-31, 2024	Mar-31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$1,553	$1,337	$3,019	$2,538
Cash expenses paid	(1,553)	(1,337)	(3,019)	(2,538)
Increase/(Decrease) in cash resulting from operations	-	-	-	-
Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	-	-	-	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$431,383	$534,417	$702,572	$1,023,097
Value of gold distributed for redemption of shares-net of change in gold payable	$280,196	$101,488	$550,300	$524,642

See notes to the unaudited financial statements.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2024	Mar-31, 2023	Mar-31, 2024	Mar-31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$473,976	$497,750	$1,056,028	$897,906
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	1,553	1,337	3,019	2,538
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(217)	(86)	(352)	(77)
Net realized (gain)/loss from gold distributed for the redemption of shares	(36,545)	(7,685)	(57,154)	(10,812)
Net change in unrealized (gain)/loss on investment in gold	(438,811)	(491,389)	(1,001,626)	(889,659)
Increase/(Decrease) in accounts payable to Sponsor	44	73	85	104
Net cash provided by operating activities	$0	$0	$0	$0

World Gold Trust

Unaudited Combined Statements of Changes in Net Assets

Three and Six Months Ended March 31, 2024 and March 31, 2023

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2024	Mar-31, 2023	Mar-31, 2024	Mar-31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$6,362,464	$5,150,476	$5,764,461	$4,639,213
Creations	431,383	534,417	702,572	1,023,097
Redemptions	(280,196)	(94,292)	(535,434)	(471,865)
Net investment loss	(1,597)	(1,410)	(3,104)	(2,642)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	217	86	352	77
Net realized gain/(loss) from gold distributed for the redemption of shares	36,545	7,685	57,154	10,812
Net change in unrealized gain/(loss) on investment in gold	438,811	491,389	1,001,626	889,659
Net Assets - Closing Balance	$6,987,627	$6,088,351	$6,987,627	$6,088,351

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Statements of Financial Condition

At March 31, 2024 (unaudited) and September 30, 2023

(Amounts in 000’s of US$ except for share and per share data)	Mar-31, 2024	Sep-30, 2023
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $5,659,837 and $5,453,079 at March 31, 2024 and September 30, 2023, respectively)	$6,988,198	$5,779,814
Total Assets	$6,988,198	$5,779,814
LIABILITIES
Accounts payable to Sponsor	$571	$486
Gold payable	-	14,867
Total Liabilities	$571	$15,353
Net Assets	6,987,627	5,764,461
Shares issued and outstanding (1)	159,150,000	155,350,000
Net asset value per Share	$43.91	$37.11
(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Schedules of Investment

(Amounts in 000’s except for percentages)

March 31, 2024	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	3,155.9	$5,659,837	$6,988,198	100.01%
Total Investment		$5,659,837	$6,988,198	100.01%
Liabilities in excess of other assets			(571)	(0.01)%
Net Assets			$6,987,627	100.00%

September 30, 2023	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	3,090.0	$5,453,079	$5,779,814	100.27%
Total Investment		$5,453,079	$5,779,814	100.27%
Liabilities in excess of other assets			(15,353)	(0.27)%
Net Assets			$5,764,461	100.00%

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Operations

For the Three and Six Months Ended March 31, 2024 and March 31, 2023

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$, except per share data)	Mar-31, 2024	Mar-31, 2023	Mar-31, 2024	Mar-31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$1,597	$1,410	$3,104	$2,642
Total expenses	1,597	1,410	3,104	2,642
Net investment loss	(1,597)	(1,410)	(3,104)	(2,642)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	217	86	352	77
Net realized gain/(loss) from gold distributed for the redemption of shares	36,545	7,685	57,154	10,812
Net change in unrealized gain/(loss) on investment in gold	438,811	491,389	1,001,626	889,659
Net realized and change in unrealized gain/(loss) on investment in gold	475,573	499,160	1,059,132	900,548
Net income/(loss)	$473,976	$497,750	$1,056,028	$897,906
Net income/(loss) per share	$3.03	$3.26	$6.84	$6.09
Weighted average number of shares (in 000’s)	156,214	152,769	154,492	147,538

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Cash Flows

For the Three and Six Months Ended March 31, 2024 and March 31, 2023

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2024	Mar-31, 2023	Mar-31, 2024	Mar-31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$1,553	$1,337	$3,019	$2,538
Cash expenses paid	(1,553)	(1,337)	(3,019)	(2,538)
Increase/(Decrease) in cash resulting from operations	-	-	-	-
Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	-	-	-	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$431,383	$534,417	$702,572	$1,023,097
Value of gold distributed for redemption of shares-net of change in gold payable	$280,196	$101,488	$550,300	$524,642

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2024	Mar-31, 2023	Mar-31, 2024	Mar-31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$473,976	$497,750	$1,056,028	$897,906
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:			-
Proceeds from sales of gold to pay expenses	1,553	1,337	3,019	2,538
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(217)	(86)	(352)	(77)
Net realized (gain)/loss from gold distributed for the redemption of shares	(36,545)	(7,685)	(57,154)	(10,812)
Net change in unrealized (gain)/loss on investment in gold	(438,811)	(491,389)	(1,001,626)	(889,659)
Increase/(Decrease) in accounts payable to Sponsor	44	73	85	104
Net cash provided by operating activities	$0	$0	$0	$0

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Changes in Net Assets

For the Three and Six Months Ended March 31, 2024 and March 31, 2023

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2024	Mar-31, 2023	Mar-31, 2024	Mar-31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$6,362,464	$5,150,476	$5,764,461	$4,639,213
Creations	431,383	534,417	702,572	1,023,097
Redemptions	(280,196)	(94,292)	(535,434)	(471,865)
Net investment loss	(1,597)	(1,410)	(3,104)	(2,642)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	217	86	352	77
Net realized gain/(loss) from gold distributed for the redemption of shares	36,545	7,685	57,154	10,812
Net change in unrealized gain/(loss) on investment in gold	438,811	491,389	1,001,626	889,659
Net Assets - Closing Balance	$6,987,627	$6,088,351	$6,987,627	$6,088,351

See notes to the unaudited financial statements.

WORLD GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

The World Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest. The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, one of which is operational as of March 31, 2024.

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

The Statements of Financial Condition and Schedules of Investment at March 31, 2024, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three and six months ended March 31, 2024 and 2023 have been prepared without audit.

In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2024 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The results of operations for the three and six months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$)
March 31, 2024	Level 1	Level 2	Level 3
Investment in Gold	$6,988,198	$-	$-
Total	$6,988,198	-	-

(Amounts in 000’s of US$)
September 30, 2023	Level 1	Level 2	Level 3
Investment in Gold	$5,779,814	$-	$-
Total	$5,779,814	$-	$-

There were no transfers between Level 1 and other Levels for the six months ended March 31, 2024 or for the year ended September 30, 2023.

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

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2024	2023
Gold receivable	$-	$-

2.7.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2024	2023
Gold payable	$-	$14,867

2.8.	Creations and Redemptions of Shares

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

As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the six months ended March 31, 2024 and 2023 are as follows:

	Six Months	Six Months
	Ended	Ended
(Amounts are in 000’s)	Mar-31, 2024	Mar-31, 2023
Activity in Number of Shares Created and Redeemed:
Creations	17,400	28,600
Redemptions	(13,600)	(13,400)
Net Change in Number of Shares Created and Redeemed	3,800	15,200

	Six Months	Six Months
	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2024	Mar-31, 2023
Activity in Value of Shares Created and Redeemed:
Creations	$702,572	$1,023,097
Redemptions	(535,434)	(471,865)
Net change in Value of Shares Created and Redeemed	$167,138	$551,232

2.9.	Income and Expense (Amounts in 000’s of US$)

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

GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the six months ended March 31, 2024 of $1,059,132 is made up of a realized gain of $352 from the sale of gold to pay Sponsor fees, a realized gain of $57,154 from gold distributed for the redemption of shares, and a change in unrealized gain of $1,001,626 on investment in gold.

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

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2024. As of March 31, 2024, the 2023, 2022 and 2021 tax years remain open for examination. There were no examinations in progress at period end.

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

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three and six months ended March 31, 2024 and March 31, 2023. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three and six months ended March 31, 2024 and 2023

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Mar-31, 2024	Mar-31, 2023	Mar-31, 2024	Mar-31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Asset Value
Net Asset Value per Share, beginning of period	$40.90	$35.98	$37.11	$33.20
Net Investment income/(loss)	(0.01)	(0.01)	(0.02)	(0.02)
Net Realized and Change in Unrealized Gain/(Loss)	3.02	3.32	6.82	6.11
Net Income/(Loss)	3.01	3.31	6.80	6.09
Net Asset Value per Share, end of period	$43.91	$39.29	$43.91	$39.29
Market Value per Share, beginning of period	$40.91	$36.19	$36.66	$32.98
Market Value per Share, end of period	$44.05	$39.11	$44.05	$39.11
Ratio to average net assets
Net Investment loss(1)	(0.10)%	(0.10)%	(0.10)%	(0.10)%
Gross expenses(1)	0.10%	0.10%	0.10%	0.10%
Net expenses(1)	0.10%	0.10%	0.10%	0.10%
Total Return, at Net Asset Value(2)	7.36%	9.20%	18.32%	18.34%
Total Return, at Market Value(2)	7.68%	8.07%	20.16%	18.59%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Trust established six separate series, of which only SPDR® Gold MiniShares® Trust (“GLDM”) is operational as of March 31, 2024. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.

Gold is held by ICBC Standard Bank Plc ("ICBC") and JPMorgan Chase Bank, N.A. ("JPMorgan" and each of ICBC and JPMorgan, a "Custodian" and together, the “Custodians”) on behalf of GLDM.

As of the date of this quarterly report, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, BofA Securities Inc., Morgan Stanley & Co. LLC, UBS Securities LLC, HSBC Securities (USA) Inc., and Virtu Americas LLC are the only Authorized Participants. An updated list of Authorized Participants can be obtained from the Sponsor.

Investing in the Shares does not insulate the investor from risks, including price volatility. The following chart illustrates the movement in the market price of the Shares and NAV of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since the day the Shares first began trading on the NYSE Arca:

Share price & NAV v. gold price - June 26, 2018 to March 31, 2024

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

Inspectorate International Limited (“Inspectorate”) conducts two counts each year of the gold bullion held on behalf of the Trust at the vaults of the Custodians. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. On October 2, 2023, Inspectorate completed the annual full count of the Trust’s gold bullion held by ICBC. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently at JPMorgan's London Vault on March 18, 2024, and at ICBC's London vault on March 11, 2024. The results can be found on www.spdrgoldshares.com. The Sponsor generally visits the vaults of the Custodians twice a year as part of its due diligence procedures.

Results of Operations

In the three months ended March 31, 2024, 10,500,000 Shares (105 Creation Units) were created in exchange for 208,214.6 ounces of gold, 6,900,000 Shares (69 Creation Units) were redeemed in exchange for 136,831.3 ounces of gold and 750.9 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.

At March 31, 2024, the amount of gold owned by GLDM and held by the Custodians was 3,155,868.5 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $6,988,197,513 based on the LBMA Gold Price PM on March 31, 2024 (cost —$5,659,836,809).

At September 30, 2023, the amount of gold owned by GLDM and held by the Custodians was 3,089,983.5 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $5,779,814,053 based on the LBMA Gold Price PM on September 30, 2023 (cost — $5,453,079,469).

Cash Resources and Liquidity

At March 31, 2024, GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to March 31, 2024.

Daily Gold Price - June 26, 2018 to March 31, 2024

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the three and twelve-month periods over the prior three years and for the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) through March 31, 2024, based on the LBMA Gold Price PM, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day (1)
Three months ended June 30, 2021	$1,816.48	$1,902.75	Jun 2, 2021	$1,726.05	Apr 1, 2021	$1,763.15	Jun 30, 2021
Three months ended September 30, 2021	$1,789.52	$1,829.30	Jul 29, 2021	$1,723.35	Aug 10, 2021	$1,742.80	Sept 30, 2021
Three months ended December 31, 2021	$1,795.25	$1,864.90	Nov 17, 2021	$1,753.20	Oct 5, 2021	$1,820.10	Dec 31, 2021	(2)
Three months ended March 31, 2022	$1,877.16	$2,039.05	Mar 8, 2022	$1,788.15	Jan 28, 2022	$1,942.15	Mar 31, 2022
Three months ended June 30, 2022	$1,870.58	$1,976.75	Apr 13, 2022	$1,809.50	May 16, 2022	$1,817.00	Jun 30, 2022
Three months ended September 30, 2022	$1,728.91	$1,808.40	Jul 4, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022
Three months ended December 31, 2022	$1,725.85	$1,823.55	Dec 13, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Three months ended March 31, 2023	$1,889.92	$1,993.80	Mar 24, 2023	$1,810.95	Feb 24, 2023	$1,979.70	Mar 31, 2023
Three months ended June 30, 2023	$1,975.93	$2,048.45	Apr 13, 2023	$1,899.60	Jun 29, 2023	$1,912.25	Jun 30, 2023
Three months ended September 30, 2023	$1,928.23	$1,976.10	Jul 20, 2023	$1,870.50	Sep 29, 2023	$1,870.50	Sep 29, 2023
Three months ended December 31, 2023	$1,969.86	$2,078.40	Dec 28, 2023	$1,818.95	Oct 4, 2023	$2,062.40	Dec 29, 2023	(2)
Three months ended March 31, 2024	$2,069.80	$2,214.35	Mar 28, 2024	$1,985.10	Feb 14, 2024	$2,214.35	Mar 28, 2024
Twelve months ended March 31, 2022	$1,819.49	$2,039.05	Mar 8, 2022	$1,723.55	Aug 10, 2021	$1,942.15	Mar 31, 2022
Twelve months ended March 31, 2023	$1,803.68	$1,993.80	Mar 24, 2023	$1,628.75	Nov 3, 2022	$1,979.70	Mar 31, 2023
Twelve months ended March 31, 2024	$1,986.44	$2,214.35	Mar 28, 2024	$1,818.95	Oct 4, 2023	$2,214.35	Mar 28, 2024
June 26, 2018 to March 31, 2024	$1,707.50	$2,214.35	Mar 28, 2024	$1,178.40	Aug 17, 2018	$2,214.35	Mar 28, 2024

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period.
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

c)

Although GLDM does not purchase shares directly from its shareholders, in connection with the redemption of Creation Units, GLDM redeemed 6,900,000 Shares (69 Creation Units) during the quarter ended March 31, 2024 as set forth in the table below.

	Total Number of	Average Ounces of
	Shares	Gold
Period	Redeemed	Per Share
1/1/24 to 1/31/24	2,100,000	0.01983
2/1/24 to 2/29/24	3,900,000	0.01983
3/1/24 to 3/31/24	900,000	0.01983
Total	6,900,000	0.01983

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

a)	None.

b)	Not applicable.
c)

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the three months ended March 31, 2024.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: May 8, 2024

*	The Registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the Registrant.