Form 10-K
period 2024-09-30
World Gold Trust
filed 2024-11-25
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

Aggregate market value of SPDR® Gold MiniShares® Trust’s Shares held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2024 as reported by the NYSE Arca, Inc. on that date: $6,987,627,373.

As of November 22, 2024, SPDR® Gold MiniShares® Trust had 173,850,000 shares outstanding.

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

The Funds

The Trust has established six separate Funds of which one is operational at September 30, 2024. The accompanying financial statements relate to the Trust and the SPDR® Gold MiniShares® Trust (“GLDM”).

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

The Sponsor is responsible for establishing the Funds and for the registration of the shares of each Fund. The Sponsor generally oversees the performance of the Funds’ principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor maintains a public website at www.spdrgoldshares.com on behalf of the Funds, containing information about each of the Funds and their respective shares. The website is only provided here as a convenience to you, and the information contained on or connected to the Sponsor’s website is not considered part of this filing.

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

The Trustee

Delaware Trust Company, a Delaware trust company with trust powers, serves as the trustee of the Trust (the “Trustee”). The Trustee’s duties and liabilities with respect to the offering of shares and the management of the Trust and GLDM are limited to its express obligations under the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020 and December 1, 2023, between the Sponsor and the Trustee.

The Administrator

The administrator of the Funds, including GLDM, is The Bank of New York Mellon (“BNY” or the “Administrator”). The Administrator is generally responsible for the day-to-day administration and operation of the Funds, including the calculation of the Funds’ NAV and NAV per share.

The Transfer Agent

BNY also serves as GLDM’s transfer agent in connection with the creation and redemption of Shares and distribution disbursing agent. BNY receives and processes orders from Authorized Participants to create and redeem Shares and coordinates the processing of such orders with the Custodians and The Depository Trust Company (“DTC”).

The Custodians

ICBC Standard Bank Plc (“ICBC”) and JPMorgan Chase Bank, N.A. ("JPMorgan") are GLDM's custodians (each a “Custodian” and together, the "Custodians"). The Custodians are responsible for safekeeping GLDM's gold bullion, which includes the gold bullion bars delivered to GLDM by Authorized Participants in connection with the creation of Creation Units. The Custodians also facilitate the transfer of gold bullion into and out of GLDM through gold bullion accounts maintained for Authorized Participants. The Custodians are both market makers, clearers and approved weighers under the rules of the London Bullion Market Association (“LBMA”). Each Custodian maintains insurance in support of its custodial obligations under its respective allocated account agreement to help protect against the risk of loss for gold deposits. There can be no guarantee such insurance will be sufficient to cover all potential loss of gold deposits.

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

Sales of Gold

The Administrator sells GLDM’s gold as necessary to pay its expenses. As a result, the amount of gold sold will vary from time to time depending on the level of expenses and the market price of gold. Unless otherwise directed by the Sponsor, the Administrator sells gold to one of the Custodians at the current or next LBMA Gold Price PM, depending on the time of day the sale order is received by the Custodian. Neither the Administrator nor the Sponsor is liable for depreciation or loss incurred by reason of any sale. Any cash held by the Administrator on behalf of the Funds does not bear any interest.

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

THE GOLD INDUSTRY

Gold Supply and Demand

Gold is a physical asset that is accumulated rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. The following table is a summary of the world gold supply and demand for the past 5 years. It is based on information reported in Gold Focus 20241.

World Gold Supply and Demand (2019-2023)

Tonnes	2019	2020	2021	2022	2023
SUPPLY
Mine Production	3,599	3,484	3,576	3,634	3,646
Recycling	1,276	1,293	1,136	1,140	1,239
Net Hedging Supply	6	—	—	—	59
Total Supply	4,880	4,777	4,712	4,774	4,945
DEMAND
Jewelry Fabrication	2,152	1,324	2,230	2,196	2,194
Industrial Demand	333	309	337	315	305
Net Physical Investment	849	899	1,181	1,213	1,203
Net Hedging Demand	—	39	7	9	—
Net Official Sector Buying	605	255	450	1,082	1,030
Total Demand	3,939	2,826	4,205	4,815	4,732
Market Balance	942	1,950	507	(41)	212
Net Investment in ETPs	404	893	(189)	(110)	(244)
Market Balance less ETPs	538	1,058	695	68	456
Gold Price (US$/oz, London)	1,393	1,770	1,799	1,800	1,941

Source: Gold Focus 2024

Sources of Gold Supply

Based on data from Gold Focus 2024, gold supply averaged 4,818 tonnes per year between 2019 and 2023. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,588 tonnes per year from 2019 through 2023. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,217 tonnes annually between 2019 through 2023.

Sources of Gold Demand

Based on data from Gold Focus 2024, gold demand averaged 4,103 tonnes per year between 2019 and 2023. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 49% of the identifiable demand from 2019 through 2023 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 26% of the demand.

[1]

Gold Focus 2024 is published by Metals Focus, Ltd. which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.

Between 2019 and 2023, according to Gold Focus 2024, central bank purchases averaged 684 tonnes. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

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

The London Bullion Market

Although the market for physical gold is global, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “Good Delivery Lists,” which are the lists of LBMA accredited melters and assayers of gold. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

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

Movements in the Price of Gold

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on June 26, 2018 to September 30, 2024, and is based on the LBMA Gold Price PM.

Daily Gold Price – June 26, 2018 – September 30, 2024

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

CREATION AND REDEMPTION OF SHARES

GLDM creates and redeems Shares from time to time, but only in Creation Units. The creation and redemption of Creation Units is only made in exchange for the delivery to GLDM or the distribution by GLDM of the amount of gold bullion represented by the Creation Units being created or redeemed. The amount of gold bullion required to be delivered to GLDM in connection with any creation, or paid out upon redemption, is based on the combined NAV of the number of Shares included in the Creation Units being created or redeemed as determined on the day the order to create or redeem Creation Units is properly received and accepted. The standard settlement cycle for most broker-dealer securities transactions is one business day, T+1 (the trade date plus one business day).

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

All gold bullion must be delivered by Authorized Participants to GLDM and distributed by GLDM in unallocated form through credits and debits between Authorized Participants’ unallocated accounts and GLDM's unallocated accounts with the Custodians.

All gold bullion must be of at least a minimum fineness (or purity) of 995 parts per 1,000 (99.5%) and otherwise conform to the rules, regulations, practices and customs of the LBMA, including the specifications for a London Good Delivery Bar.

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for transferring the required gold bullion deposit amount to GLDM's unallocated account with a Custodian on the next business day in London following the purchase order date. Upon confirmation of receipt and allocation of the gold bullion deposit amount, the Administrator will direct DTC to credit the number of Creation Units ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of gold bullion until such gold bullion has been received by GLDM will be borne solely by the Authorized Participant. If gold bullion is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts as the Sponsor determines to be desirable.

From time to time, the Sponsor will identify to the Authorized Participants and the Administrator which Custodian may be used for the deposit of the required gold bullion deposit amount. Acting on standing instructions given by the Administrator, the selected Custodian will transfer the gold bullion deposit amount from GLDM's unallocated account to GLDM's allocated account with such Custodian by allocating to GLDM's allocated account specific bars of gold bullion which the Custodian holds or instructing a subcustodian to allocate specific bars of gold bullion held by or for the subcustodian. The gold bullion bars in an allocated gold bullion account are specific to that account and are identified by a list which shows, for each gold bullion bar, the refiner, assay or fineness, serial number and gross and fine weight. Gold bullion held in GLDM's allocated account with the Custodians is the property of GLDM and is not traded, leased or loaned under any circumstances.

The selected Custodian will use its commercially reasonable efforts to transfer the gold bullion deposit amount from GLDM's unallocated account to GLDM's allocated account by 3:00 PM (London time). Upon the Administrator's receipt of confirmation from the selected Custodian that the gold bullion deposit amount has been transferred from GLDM's unallocated account to GLDM's allocated account, the Administrator will direct DTC to credit the number of Creation Units ordered by the Authorized Participant to the Authorized Participant’s DTC account. During the period of the transfer, all Shareholders will be exposed to the risks of unallocated gold to the extent of that gold bullion deposit amount until the Custodian completes the allocation process.  See “Risk Factors—Risks Related to the Custody of Gold—Gold bullion held in GLDM’s unallocated gold bullion account and any Authorized Participant’s unallocated gold bullion account is not segregated from the Custodian’s assets.”

Rejection of Purchase Orders

GLDM has the right, but not the obligation, to reject a purchase order if (1) the order is not in proper form as described in the Participant Agreement, (2) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (3) it determines that acceptance of the order from an Authorized Participant would expose GLDM to credit risk, or (4) circumstances outside the control of the Administrator, the Sponsor or the Custodians make the purchase, for all practical purposes, not feasible to process.

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

Delivery of Redemption Distribution

The redemption distribution due from GLDM is delivered to the Authorized Participant on the business day following the redemption order date if, by 10:00 a.m. New York time on such business day, the Administrator’s DTC account has been credited with the Creation Units to be redeemed. From time to time, the Sponsor will identify to the Authorized Participants and the Administrator from which Custodian the gold bullion redemption amount may be received. The selected Custodian transfers the redemption gold bullion amount from GLDM's allocated account to GLDM's unallocated account and, thereafter, to the redeeming Authorized Participant’s unallocated account. The Authorized Participant and GLDM are each at risk in respect of gold bullion credited to their respective unallocated accounts in the event of the Custodian’s insolvency. See “Risk Factors—Risks Related to the Custody of Gold—Gold bullion held in GLDM’s unallocated gold bullion account and any Authorized Participant’s unallocated gold bullion account is not segregated from the Custodian’s assets.”

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

GLDM has the right, but not the obligation, to reject a redemption order if (1) the order is not in proper form as described in the Participant Agreement, (2) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (3) it determines that acceptance of the order from an Authorized Participant would expose GLDM to credit risk, or (4) circumstances outside the control of the Administrator, the Sponsor or the Custodians make the redemption, for all practical purposes, not feasible to process.

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

CUSTODY OF GLDM’S GOLD

Custody of the gold bullion deposited with and held by GLDM is provided by ICBC at its London vault and by JPMorgan at its London, New York and Zurich vaults. Each Custodian holds all of GLDM's gold in its respective vault premises except when the gold has been allocated in the vault of a subcustodian, and in such cases each Custodian has agreed that it will use commercially reasonable efforts to promptly transport or transfer the gold from the subcustodian’s vault to the Custodian’s London vault, at the Custodian’s cost and risk.

The Trust, on behalf of GLDM, has entered into custody agreements with each Custodian which establish GLDM's unallocated and allocated accounts with that Custodian.  GLDM's unallocated accounts are used to (1) facilitate the transfer of gold bullion deposits and gold bullion redemption distributions between Authorized Participants and GLDM in connection with the creation and redemption of Creation Units, (2) sell gold bullion to pay GLDM’s expenses, and (3) otherwise transfer gold bullion into and out of GLDM or between Custodians. The gold bullion bars held in an unallocated account with a Custodian are not segregated from the Custodian’s assets. The account holder therefore has no ownership interest in any specific bars of gold bullion that the Custodian holds or owns. The account holder is an unsecured creditor of the Custodian, and credits to an unallocated account are at risk of the Custodian’s insolvency, in which event it may not be possible for a liquidator to identify any gold bullion held in an unallocated account as belonging to the account holder rather than to the Custodian. Each Custodian agrees to allocate all gold bullion deposited into GLDM's unallocated account to GLDM's allocated account with the Custodian by the close of business on each business day by selecting bars of gold bullion for deposit to GLDM's allocated account with that Custodian from unallocated gold bars that the Custodian holds or by instructing a subcustodian to allocate bars from unallocated bars held by the subcustodian. Except when gold is transferred in and out of GLDM, all gold deposited with GLDM is held in GLDM's allocated accounts with the Custodians.

All gold bullion allocated to GLDM must conform to the rules, regulations, practices and customs of the LBMA, and the Custodians must replace any nonconforming gold bullion with conforming gold bullion as soon as practical. The gold bullion bars in an allocated gold bullion account are specific to that account and are identified by a list which shows, for each gold bullion bar, the refiner, assay or fineness, serial number and gross and fine weight. Gold bullion held in GLDM's allocated account with each Custodian is the property of GLDM and is not traded, leased or loaned under any circumstances.

Each Custodian is authorized to appoint from time to time one or more subcustodians to hold GLDM’s gold bullion until it can be transported to the Custodian’s London vault. The Custodians have not utilized any subcustodians to date. Current lists of all gold held by the Custodians, including any held with a subcustodian, is available on the Sponsor’s website at www.spdrgoldshares.com.

In accordance with LBMA practices and customs, the Custodians do not have written custody agreements with the subcustodians they select. The lack of such written agreements could affect the recourse of GLDM and the Custodians against any subcustodian in the event a subcustodian does not use due care in the safekeeping of GLDM’s gold bullion. See “Risk Factors—Risks Related to the Custody of Gold—The ability of the Administrator and the Custodians to take legal action against subcustodians may be limited.”

The Custodians are required to use reasonable care in selecting subcustodians. ICBC will monitor the conduct of its subcustodians, and, where it is legally permissible to do so, promptly advise GLDM of any difficulties or problems existing with respect to its subcustodians of which the Custodian is aware. Each Custodian will use commercially reasonable efforts to obtain delivery of gold bullion from those subcustodians appointed by it. ICBC is not otherwise liable for the acts or omissions, or for the insolvency of, any of its subcustodians unless the appointment of a subcustodian was made fraudulently, negligently or in bad faith or not otherwise in accordance with the ICBC Allocated Account Agreement. JPMorgan is liable for any loss suffered by the Trust or GLDM as a result of any act or omission or insolvency of any subcustodian, including to the extent directly resulting from JPMorgan’s fraud or negligence in the appointment of that subcustodian

Under the customs and practices of the London bullion market, allocated gold bullion is held by custodians and, on their behalf, by subcustodians under arrangements that permit each entity for which gold bullion is being held: (1) to request from the entity’s custodian (and a custodian or subcustodian to request from its subcustodian) a list identifying each gold bullion bar being held and the identity of the particular custodian or subcustodian holding the gold bullion bar and (2) to request the entity’s custodian to release the entity’s gold within two business days following demand for release. Each custodian or subcustodian is obligated under the customs and practices of the London bullion market to provide the bar list and the identification of custodians and subcustodians referred to in (1) above, and each custodian is obligated to release gold as requested. Under English law, unless otherwise provided in any applicable custody agreement, a custodian generally is liable to its customer for failing to take reasonable care of the customer’s gold and for failing to release the customer’s gold upon demand.

The Custodians do not require subcustodians to be insured or bonded with respect to their custodial activities. Each Custodian has agreed to maintain insurance in connection with the storage of GLDM’s gold, including covering any loss of gold, on such terms and conditions as it considers adequate or appropriate, which may not cover the full amount of gold. Subject to confidentiality restrictions and upon prior notice, GLDM may review evidence of a Custodian's insurance. GLDM will not be a beneficiary of any such insurance and does not have the ability to dictate the nature or amount of the coverage. Therefore, shareholders cannot be assured that a Custodian maintains adequate insurance or any insurance with respect to the gold bullion held by the Custodian on behalf of GLDM.

The Custodians and their respective affiliates may from time-to-time purchase or sell gold bullion or Shares for their own accounts, as agents for their customers and for accounts over which they exercise investment discretion.

Description of the Custody Agreements

ICBC entered into the Second Amended and Restated Allocated Gold Account Agreement (the "ICBC Allocated Account Agreement") and the First Amended and Restated Unallocated Gold Account Agreement (the "ICBC Unallocated Account Agreement" and together with the ICBC Allocated Account Agreement, as amended, restated, supplemented or otherwise modified from time to time, the "ICBC Custody Agreements") with the Trust on behalf of GLDM, and JPMorgan entered into the Allocated Precious Metal Account Agreement (the "JPMorgan Allocated Account Agreement") and the Unallocated Precious Metal Account Agreement (the "JPMorgan Unallocated Account Agreement" and together with the JPMorgan Allocated Account Agreement, as amended, restated, supplemented or otherwise modified from time to time, the "JPMorgan Custody Agreements" and together with the ICBC Custody Agreements, the "Custody Agreements") with the Trust on behalf of GLDM. The Custody Agreements establish GLDM's unallocated and allocated accounts with the Custodians. The following is a description of the material terms of the Custody Agreements. As the Custody Agreements are similar in form, they are discussed together, with material distinctions between the agreements noted.

Transfers into and from GLDM's Unallocated Accounts

All transfers into and out of GLDM's unallocated accounts are made only upon the Custodians' receipt of instructions given by the Trust or the Administrator. Each Custodian accepts deposits into GLDM's unallocated account of gold the Custodian receives from (1) GLDM's allocated account in connection with a redemption of Creation Units, (2) an Authorized Participant's unallocated account in connection with the creation of Creation Units, (3) the other Custodian's unallocated account in connection with a book entry or other transfer between the Custodians or (4) an unallocated account with a third-party permitted under the Custody Agreements.

A withdrawal from GLDM's unallocated account with a Custodian may be made by (1) transferring gold to an Authorized Participant's unallocated account in connection with a redemption of Creation Units, (2) allocating gold to GLDM's allocated account in connection with a creation of Creation Units, (3) transferring gold, including by book entry transfers, to the other Custodian's GLDM unallocated account or (4) transferring gold to an unallocated account with a London Precious Metals Clearing Limited ("LPMCL") gold clearing bank as permitted under the Custody Agreements.

The Custody Agreements also allow for the withdrawal of physical gold from GLDM's unallocated account upon the Trust's or the Adminstrator's instruction. Any gold made available in a physical form must comply with the rules, regulations, practices and customs of the LBMA, LPMCL, the FCA, the Prudential Regulation Authority ("PRA"), the Bank of England or any applicable regulatory body.

The Custody Agreements provide for the full allocation of all gold credited to GLDM's unallocated account at the end of each business day. The Custody Agreements include an overdraft facility with each Custodian under which each Custodian will make available to GLDM's unallocated account with that Custodian up to 430 fine ounces of gold in order to allow the Custodian to fully allocate all gold credited to GLDM's unallocated account with that Custodian to GLDM's allocated account with that Custodian at the end of each business day.

12

Transfers into and from GLDM's Allocated Accounts

All transfers into and out of GLDM's allocated accounts are made only upon receipt of and in accordance with instructions from the Trust. The Custodians receive transfers of gold into GLDM's allocated accounts by debiting gold from GLDM's unallocated account and crediting such gold to GLDM's allocated account. Conversely, the Custodians transfer gold from GLDM's allocated accounts by debiting gold from GLDM's allocated account and crediting the gold to GLDM's unallocated account.

From time to time, the Sponsor may instruct JPMorgan on behalf of the Trust to transfer gold between GLDM's three allocated accounts maintained by JPMorgan in London, New York and Zurich.

Withdrawals of Gold Directly from GLDM 's Allocated Accounts

Upon the Trust’s or the Administrator’s instruction, each Custodian will debit gold bullion from GLDM's allocated account and make the gold bullion available for collection from the Custodian or, if separately agreed, for delivery by the Custodian in accordance with its usual practices at GLDM’s expense and risk. Except for possible physical delivery of gold between Custodians, the Trust and the Custodians expect that the Trust will withdraw gold bullion physically from GLDM's allocated account (rather than by crediting it to the GLDM's unallocated account and instructing a further transfer from that account) only in exceptional circumstances. Unless the Trust specifies the bars of gold bullion to be debited from GLDM's allocated account, the Custodians are entitled to select the gold bullion bars

Exclusion of Liability

ICBC will use reasonable care in the performance of its duties under the ICBC Custody Agreements and is only responsible for any loss or damage suffered by GLDM as a direct result of any negligence, fraud, or willful default on the part of ICBC in the performance of the duties under the ICBC Custody Agreements .ICBC’s liability is further limited to the market value of the gold bullion held in GLDM's allocated account with ICBC and the amount of the gold bullion credited to GLDM's unallocated account with ICBC at the time such negligence, fraud, or willful default is either discovered by or notified to ICBC, provided that ICBC notifies the Sponsor and the Trust promptly after any discovery. Except for ICBC’s obligation to use commercially reasonable efforts to promptly transport gold held with a subcustodian to itself, ICBC is not liable for the acts or omissions, or for the insolvency of, any of its subcustodians unless the appointment of a subcustodian was made fraudulently, negligently or in bad faith or not otherwise in accordance with the ICBC Allocated Account Agreement. Furthermore, ICBC has no duty to make or take or to require any subcustodian selected by it to make or take any special arrangements or precautions beyond those required by applicable rules, regulations and practices or as specifically set forth in the ICBC Custody Agreements. ICBC is not liable for any delay in performance or any non-performance of any of its obligations under the ICBC Custody Agreements by reason of any cause beyond ICBC’s reasonable control.

JPMorgan will use reasonable care in the performance of its duties under the JPMorgan Unallocated Account Agreement and will act as a reasonable and prudent custodian of gold in the performance of its duties under the JPMorgan Allocated Account Agreement. JPMorgan will be responsible for any loss or damage suffered by GLDM as a direct result of any negligence, fraud or willful misconduct in the performance of its duties. JPMorgan will also be liable for any loss suffered by the Trust or GLDM as a result of any act or omission or insolvency of any subcustodian, including to the extent directly resulting from JPMorgan's fraud or negligence in the appointment of that subcustodian. Under the JPMorgan Custody Agreements, JPMorgan's liability is limited to the aggregate market value of GLDM's allocated account balance and GLDM's unallocated account balance at the time of such negligence, fraud or willful misconduct or act, omission or insolvency of any subcustodian. JPMorgan will not be liable for any consequential loss, or loss of profit or goodwill, whether or not resulting from any negligence, fraud or willful misconduct on behalf of JPMorgan. JPMorgan will not be liable for any delay in performance or any non-performance of any of its obligations under the JPMorgan Custody Agreements by reason of any cause beyond its reasonable control.

Indemnity

Solely out of GLDM’s assets, GLDM will indemnify each Custodian against all costs and expenses, damages, liabilities and losses which such Custodian may suffer or incur, directly or indirectly, in connection with services provided to GLDM under the Custody Agreements, except to the extent that such sums are due directly to the Custodian’s negligence, willful default (or willful misconduct in the case of JPMorgan) or fraud.

Termination

Each Custody Agreement may be terminated by the Trust or the relevant Custodian upon 90 business days’ prior written notice or immediately upon certain events of insolvency of the other party.  The ICBC Custody Agreements may also be terminated immediately by written notice (1) in the event it becomes unlawful for ICBC or the Trust to be a party to the agreement or for ICBC to offer its services to the Trust or for the Trust to receive such services, (2) by the Trust if the Custodian ceases to offer the services contemplated by the ICBC Custody Agreements or withdraws from the gold bullion business or (3) by the Custodian if the Trust fails to provide requested confirmations and evidence of the Trust’s compliance with certain sanctions related obligations. The JPMorgan Custody Agreements may also be terminated immediately by written notice by JPMorgan if the Trust breaches, or if JPMorgan has reasonable grounds to believe that the Trust has breached, certain sanctions related representations in the JPMorgan Custody Agreements

.

Governing Law

The Custody Agreements are governed by English law. GLDM and each Custodian consents to the non-exclusive jurisdiction of the courts of the State of New York and the federal courts located in the borough of Manhattan in New York City.

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

RISKS RELATED TO THE CUSTODY OF GOLD

GLDM relies on the Custodians for the safekeeping of its gold bullion. Failure by the Custodians to exercise due care in the safekeeping of GLDM’s gold bullion could result in a loss to GLDM.

GLDM relies on the Custodians for the safekeeping of all of its gold bullion. The Administrator is not liable for the acts or omissions of the Custodians. The Administrator has no obligation to monitor the activities of the Custodians other than to receive and review reports prepared by the Custodians pursuant to the Custody Agreements. In addition, the ability to monitor the performance of the Custodians may be limited because under the Custody Agreements, the Trust and the Sponsor and any accountants or other inspectors selected by the Sponsor have only limited rights to visit the premises of the Custodians for the purpose of examining the GLDM’s gold bullion and certain related records maintained by the Custodians. As a result of the above, any failure by the Custodians to exercise due care in the safekeeping of GLDM’s gold bullion may not be detectable or controllable by the Administrator and could result in a loss to GLDM.

Failure by a subcustodian to exercise due care in the safekeeping of GLDM’s gold bullion bars could result in a loss to GLDM.

Under the Custody Agreements, each Custodian agrees that it will hold all of GLDM’s gold bullion bars in its own vault premises except when the gold bullion bars have been allocated in a vault other than the Custodian’s vault premises, and in such cases each Custodian agrees that it will use commercially reasonable efforts promptly to transport the gold bullion bars to the Custodian’s London vault, at the Custodian’s cost and risk. Nevertheless, there will be periods of time when some portion of GLDM’s gold bullion bars will be held by one or more subcustodians appointed by a Custodian.

Both Custodians are required to use reasonable care in appointing subcustodians.  ICBC will monitor the conduct of its subcustodians, and each Custodian, where legally permitted to do so, will promptly advise the Trust of any difficulties or problems existing with respect to its subcustodians. Except for ICBC’s obligation to use commercially reasonable efforts to promptly transport gold held with a subcustodian to itself, ICBC is not liable for the acts or omissions, or for the insolvency of, any of its subcustodians unless the appointment of a subcustodian was made fraudulently, negligently or in bad faith or not otherwise in accordance with the ICBC Allocated Account Agreement. JPMorgan will remain liable for any loss suffered by the Trust or GLDM as a result of any act or omission or insolvency of any subcustodian, including to the extent directly resulting from JPMorgan's fraud or negligence in the appointment of that subcustodian. The gold bullion held by a subcustodian, however, is held in the name of the Custodian, and not in the name of GLDM, and the account with each subcustodian is only subject to the Custodian’s instructions. In the event a subcustodian fails to exercise due care in the safekeeping of GLDM’s gold bullion, there could be a resulting loss, and GLDM may have limited or no ability to pursue any action against the subcustodian. See “Custody of GLDM's Gold” for more information about subcustodians that may hold GLDM’s gold bullion.

The ability of the Trust and the Custodians to take legal action against subcustodians may be limited, which increases the possibility that GLDM may suffer a loss if a subcustodian does not use due care in the safekeeping of GLDM’s gold bullion bars.

If any subcustodian that holds gold bullion on a temporary basis does not exercise due care in the safekeeping of GLDM’s gold bullion bars, the ability of the Trust or the Custodians to recover damages against such subcustodian may be limited to only such recourse, if any, as may be available under applicable English law or, if the subcustodian is not located in England, under other applicable law. This is because there are expected to be no written contractual arrangements between subcustodians who may hold GLDM’s gold bullion bars and the Trust or the Custodians, as the case may be. If the Trust’s or a Custodian’s recourse against the subcustodian is so limited, GLDM may not be adequately compensated for the loss. For more information on the Trust’s and the Custodians’ ability to seek recovery against subcustodians and the subcustodian’s duty to safekeep GLDM’s gold bullion bars, see “Custody of GLDM's Gold.”

Gold bullion held in GLDM’s unallocated gold bullion accounts with the Custodians and any Authorized Participant’s unallocated gold bullion account is not segregated from the assets of the account provider. If a Custodian or the account provider for an Authorized Participant becomes insolvent, its assets may not be adequate to satisfy a claim by GLDM or the Authorized Participant. In addition, in the event of a Custodian’s insolvency, there may be a delay, and costs incurred in identifying the gold bullion bars held in GLDM’s allocated gold bullion account with the Custodian.

Gold bullion that is part of a deposit for a purchase order or part of a redemption distribution will be held for a time in GLDM's unallocated accounts with the Custodians and in the case of creations and redemptions, previously or subsequently, in the unallocated accounts of the purchasing or redeeming Authorized Participant. During those times, GLDM and the Authorized Participant, as the case may be, will have no proprietary rights to any specific bars of gold bullion held by a Custodian or the account provider for the Authorized Participant and will each be an unsecured creditor of the Custodian or the account provider for the Authorized Participant with respect to the amount of gold bullion held in such unallocated accounts. In addition, if a Custodian fails to allocate GLDM’s gold bullion in a timely manner, in the proper amounts or otherwise in accordance with the terms of the unallocated account agreement with the Custodian, or if a subcustodian fails to so segregate gold bullion held by it on behalf of GLDM, unallocated gold bullion will not be segregated from the Custodian’s assets, and GLDM will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by GLDM or the Authorized Participant for the amount of gold bullion held in their respective unallocated gold bullion accounts.

In the event of the insolvency of a Custodian, a liquidator may seek to freeze access to the gold bullion held in all of the accounts held by the Custodian, including GLDM's allocated account with that Custodian. Although GLDM would retain legal title to the allocated gold bullion bars, it could incur expenses in connection with obtaining control of the allocated gold bullion bars, and the assertion of a claim by such liquidator for unpaid fees due to the Custodian could delay creations and redemptions of Creation Units.

The gold bullion custody operations of the Custodians are not subject to specific governmental regulatory supervision.

Each Custodian is responsible for the safekeeping of GLDM’s gold bullion and also facilitates the transfer of gold bullion into and out of GLDM. Although both Custodians are market makers, clearers and approved weighers under the rules of the LBMA (which sets out good practices for participants in the bullion market), the LBMA is not an official or governmental regulatory body. Furthermore, although the Custodians are generally regulated in the UK by the PRA and the FCA, such regulations do not directly cover the Custodians' gold bullion custody operations in the UK. Accordingly, GLDM is dependent on the Custodians to comply with the best practices of the LBMA and to implement satisfactory internal controls for their gold bullion custody operations to keep GLDM’s gold bullion secure.

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

GENERAL RISKS

GLDM relies on the information and technology systems of the Administrator, the Custodians, the Marketing Agent and, to a lesser degree, the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on the record keeping and operations of GLDM.

The Custodians, the Administrator and the Marketing Agent depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to GLDM. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely impact their ability to conduct their business, including their business on behalf of GLDM. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.

GLDM is exposed to various operational risks.

GLDM is exposed to various operational risks, including human error, information technology failures, cybersecurity incidents, information security risks and failure to comply with formal procedures intended to mitigate these risks, and is particularly dependent on electronic means of communicating, record-keeping and otherwise conducting business. In addition, GLDM generally exculpates, and in some cases indemnifies, counterparties with respect to losses arising from unforeseen circumstances and events, which may include the interruption, suspension or restriction of trading on or the closure of NYSE Arca, power or other mechanical or technological failures or interruptions, computer viruses, communications disruptions, work stoppages, natural disasters, fire, war, terrorism, riots, rebellions or other circumstances beyond its or its counterparties’ control. Accordingly, GLDM generally bears the risk of loss with respect to these unforeseen circumstances and events to the extent relating to GLDM or the Shares.

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

GLDM as well as the Sponsor and its service providers are vulnerable to the effects of geopolitical events, including the conflict in the Middle East, the continuation of the war in Ukraine and other hostilities.

Geopolitical events, including the conflict in the Middle East, the continuation of the war in Ukraine and other hostilities could disrupt and potentially impact the business activities of the Sponsor and its service providers and have an adverse effect on GLDM.

On October 7, 2023, militants from Gaza attacked Israeli towns, killed Israeli civilians and soldiers and took hostages.  In response to the attack, Israel declared war against Hamas, attacking Hamas and Islamic targets in Gaza.  The conflict has escalated in the past year and Israel is fighting adversaries across the Middle East, including Hezbollah in Lebanon and the Houthis in Yemen and Iran. The responses of countries and political bodies to these events, the larger overarching tensions, Israel's military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict, along with any global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict, could disturb the gold market.

In late February 2022, Russia launched an invasion of Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. On March 7, 2022, the LBMA suspended its accreditation of six Russian precious metals refiners. The LBMA stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (1) import of gold that originated in Russia, (2) acquisition of gold that originated in Russia or is located in Russia and (3) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022, and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022.

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

The Administrator, the Custodians, and other service providers engaged by GLDM maintain such insurance as they deem adequate with respect to their respective businesses. Shareholders cannot be assured that any of the aforementioned parties will maintain any insurance with respect to the GLDM’s assets held or the services that such parties provide to GLDM and, if they maintain insurance, that such insurance is sufficient to satisfy any losses incurred by them in respect of their relationship with GLDM. Accordingly, the GLDM will have to rely on the efforts of the service provider to recover from their insurer compensation for any losses incurred by GLDM in connection with such arrangements.

The Trust's and GLDM’s obligation to indemnify certain of its service providers could adversely affect an investment in the Shares.

The Trust and GLDM have agreed to indemnify certain of its service providers, including the Custodians, the Sponsor, the Administrator and the Trustee, for certain liabilities incurred by such parties in connection with their respective agreements to provide services to the Trust and GLDM. In the event that the Trust or GLDM is required to indemnify any of its service providers, GLDM may be required to sell gold bullion to cover such expenses, and the NAV would be reduced accordingly, thus adversely affecting an investment in the Shares.

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

If the process for the creation and redemption of shares by Authorized Participants (which depends on, among other things, timely transfers of gold bullion to and by the Custodians) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Creation Units to take advantage of arbitrage opportunities may not do so. If this is the case, the liquidity of the Shares may decline, and the price of the Shares may fluctuate independently of the price of gold and may fall.

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

GLDM has the right, but not the obligation, to reject any redemption order if (1) the order is not in proper form as described in the Participant Agreement, (2) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (3) it determines that acceptance of the order from an Authorized Participant would expose it to credit risk, or (iv) circumstances outside the control of the Administrator, the Sponsor or the Custodians make the redemption, for all practical purposes, not feasible to process.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

GLDM does not have any officers, directors or employees. The Sponsor is responsible for the oversight and overall management of GLDM. The Sponsor is an indirect wholly owned subsidiary of the World Gold Council and relies on the World Gold Council’s cybersecurity program for its own risk management.  GLDM also relies on the cybersecurity programs of its service providers. The Board of Directors of the Sponsor (the “Board of Directors”) receives reports from the Sponsor detailing the Sponsor's cybersecurity review processes, any potential risks and any incidents which could impact GLDM.  The Board of Directors also periodically receives, and reviews reports from the World Gold Council and GLDM’s service providers regarding their cybersecurity programs.

As of the date of this report, the Sponsor has not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected, or that the Sponsor believes are reasonably likely to materially affect, GLDM, including its operations, results of operations, or financial condition.  See "Risk Factors" in Part I, Item 1A of this Annual Report for a discussion of the risks related to cybersecurity.

Cybersecurity Program Overview

The World Gold Council has a comprehensive cybersecurity program built around the National Institute of Standards and Technology’s Cybersecurity Framework which is overseen by the World Gold Council’s Global Head of IT. The program incorporates a variety of strategies and measures aimed at identifying, protecting, detecting, responding to and recovering from cyber incidents. The program’s key components include risk assessment and management, where the Operational Risk Committe of the World Gold Council, of which the Principal Financial and Accounting Officer of the Sponsor is a member, identifies potential threats and vulnerabilities and implements appropriate controls to mitigate those vulnerabilities. As part of the program, the World Gold Council (1) develops and enforces security policies and procedures, providing guidelines for safe and secure operations, (2) prioritizes employee training and awareness, as human error is often a significant factor in security breaches, (3) conducts regular security audits and assessments to ensure that the program remains effective and up to date with evolving threats, and (4) incorporates advanced technologies such as identify management, encryption, firewalls, anti-malware and intrusion detection systems to provide multiple layers of defense against cyber-attacks.

The World Gold Council has an incident response plan (“IRP”) which (1) identifies the incident response team and the roles and responsibilities of the team members, (2) details the incident response lifecycle, including preparation, detection, response and recovery, and (3) outlines the internal and external communications plan.  The IRP requires any cybersecurity incidents which could impact GLDM to be reported to the Principal Financial and Accounting Officer of the Sponsor.

GLDM also relies on its other service providers, including the Administrator and the Custodians, to implement cybersecurity programs and engage external experts, including cybersecurity assessors, risk management and information technology professionals, attorneys, consultants and auditors to evaluate their cybersecurity measures and risk management processes.

Management’s Role in Cybersecurity Risk Management

The Sponsor conducts annual due diligence on GLDM’s service providers, including the Administrator and Custodians, which includes a revise of the relevant service provider's operational and cybersecurity controls. The Sponsor reviews and reports to the Board of Directors, the results of this annual review and any incidents or perceived risks.

Board Oversight of Cybersecurity Risks

The Board of Directors receives a report from the Sponsor detailing the Sponsor's annual due diligence on GLDM's service providers, including a summary of any potential operational or cybersecurity risks and any incidents which could impact GLDM.  The Board of Directors also periodically receives reports from World Gold Council and GLDM’s service providers regarding their cybersecurity programs.

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

HOLDERS OF RECORD

As of October 31, 2024, there were approximately 119 DTC participating shareholders of record of GLDM. Because most of the Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

ISSUER PURCHASE OF SHARES

Although GLDM does not purchase Shares directly from its shareholders, in connection with its redemption of Creation Units, GLDM redeemed 33,000,000 Shares (330 Creation Units) during the year ended September 30, 2024, including 4,000,000 Shares (40 Creation Units) for the three months ended September 30, 2024 as set forth in the table below.

	Total number of	Average ounces
Period	Shares redeemed	of gold per Share
7/1/24 to 7/31/24	—	—
8/1/24 to 8/31/24	1,700,000	0.01982
9/1/24 to 9/30/24	2,300,000	0.01982
TOTAL	4,000,000	0.01982

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

The Trust established six separate series, of which only SPDR® Gold MiniShares® Trust (“GLDM”) is operational as of September 30, 2024. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.

Investing in the Shares does not insulate the investor from risks, including price volatility. The following chart illustrates the movement in the market price of the Shares and NAV of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since the day the Shares first began trading on the NYSE Arca:

Share price & NAV v. gold price—June 26, 2018 to September 30, 2024

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

Bureau Veritas conducts two counts each year of the gold bullion held on behalf of GLDM at the vaults of the Custodians. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th.  On September 30, 2024, Bureau Veritas concluded the annual full count of the Trust’s gold bullion held by JPMorgan at its London vault. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently at ICBC's London vault on March 11, 2024 and at JPMorgan's London vault on March 18, 2024. JPMorgan does not hold any gold on behalf of GLDM at its New York or Zurich vaults.  The results can be found on www.spdrgoldshares.com. The Sponsor generally visits the vaults of the Custodians twice a year as part of its due diligence procedures.

The table below summarizes the impact of unrealized appreciation on GLDM’s gold holdings at September 30, 2024 and 2023:

(Amount in 000’s of US$)	Sep-30, 2024	Sep-30, 2023
Investment in gold – cost	$6,671,768	$5,453,079
Unrealized appreciation/(depreciation) on investment in gold	2,489,255	326,735
Investment in gold – market value	$9,161,023	$5,779,814

Review of Financial Results

Financial Highlights

	For the	For the	For the
(All amounts in the following table and the subsequent paragraphs are in	year ended	year ended	year ended
000’s of US$)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
Net realized and change in unrealized gain/(loss) on investment in gold	$2,430,120	$552,021	$(289,201)
Net income	$2,423,086	$546,285	$(295,357)
Net cash provided by operating activities	$—	$—	$—

GLDM’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2024 of $2,430,120 is made up of a realized gain of $1,232 from the sale of gold to pay Sponsor fees, a realized gain of $266,368 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $2,162,520 on investment in gold.

GLDM’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2023 of $552,021 is made up of a realized gain of $393 from the sale of gold to pay Sponsor fees, a realized gain of $52,550 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $499,078 on investment in gold.

GLDM’s net realized and change in unrealized loss on investment in gold for the year ended September 30, 2022 of $(289,201) is made up of a realized gain of $394 from the sale of gold to pay Sponsor fees, a realized gain of $32,782 from gold distributed for the redemption of shares, and a change in unrealized depreciation of $(322,377) on investment in gold.

Selected Supplemental Data

	Year ended	Year ended	Year ended
(Amounts, except for per ounce and per share, are in 000’s)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
Ounces of Gold:
Opening balance	3,090.0	2,806.9	2,517.6
Creations (excluding gold receivable at September 30, 2024 – 0; September 30, 2023 – 0 and September 30, 2022 – 0)	1,038.9	817.8	917.8
Redemptions (excluding gold payable at September 30, 2024 – 19,818.3; September 30, 2023 – 7,948.2 and September 30, 2022 – 31,570.5)	(642.5)	(531.7)	(625.0)
Sales of gold	(3.1)	(3.0)	(3.5)
Closing balance	3,483.3	3,090.0	2,806.9
Gold price per ounce – LBMA Gold Price PM	$2,629.95	$1,870.50	$1,671.75
Market value of gold holdings (in 000's)	$9,161,023	$5,779,814	$4,692,387
Number of Shares (in 000’s):
Opening balance	155,350	139,750	126,600
Creations	52,400	41,200	46,200
Redemptions	(33,000)	(25,600)	(33,050)
Closing balance	174,750	155,350	139,750

Share values adjusted per reverse stock split effective Feb. 23, 2022

In the year ended September 30, 2024, 52,400,000 Shares (524 Creation Units) were created in exchange for 1,038,897.4 ounces of gold, 33,000,000 Shares (330 Creation Units) were redeemed in exchange for 654,344.5 ounces of gold and 3,061.7 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.

As at September 30, 2024, the amount of gold owned by GLDM and held by the Custodians in their vaults was 3,483,344.7 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value $9,161,022,521 based on the LBMA Gold Price PM on September 30, 2024 (cost—$6,671,767,835).

As at September 30, 2023, the amount of gold owned by GLDM and held by ICBC, as the only custodian at the time, in its vault was 3,089,983.5 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value $5,779,814,053 based on the LBMA Gold Price PM on September 30, 2023 (cost—$5,453,079,469).

As at September 30, 2022, the amount of gold owned by GLDM and held by ICBC, as the only custodian at the time, in its vault was 2,806,871.5 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value $4,692,387,416 based on the LBMA Gold Price PM on September 30, 2022 (cost—$4,864,729,657).

Cash Flow from Operations

GLDM had no net cash flow from operations in the years ended September 30, 2024, 2023 and 2022. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2024, 2023 and 2022 was the same as those expenses, resulting in a zero cash balance at September 30, 2024, 2023 and 2022.

Off-Balance Sheet Arrangements

Neither GLDM nor the Trust is a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2024 and 2023, GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from October 1, 2019 to September 30, 2024.

Daily Gold Price - October 1, 2019 - September 30, 2024

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the three and twelve-month periods for the prior three years and for the period from June 26, 2018 (the date the Shares began trading on the NYSE Arca) to September 30, 2024, based on the LBMA Gold Price were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)
Three months to December 31, 2021	$1,795.25	$1,864.90	Nov 17, 2021	$1,753.20	Oct 5, 2021	$1,820.10	Dec 31, 2021	(2)
Three months to March 31, 2022	$1,877.16	$2,039.05	Mar 8, 2022	$1,788.15	Jan 28, 2022	$1,942.15	Mar 31, 2022
Three months to June 30, 2022	$1,870.58	$1,976.75	Apr 13, 2022	$1,809.50	May 16, 2022	$1,817.00	Jun 30, 2022
Three months to September 30, 2022	$1,728.91	$1,808.40	Jul 4, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022
Three months to December 31, 2022	$1,725.85	$1,823.55	Dec 13, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Three months to March 31, 2023	$1,889.92	$1,993.80	Mar 24, 2023	$1,810.95	Feb 24, 2023	$1,979.70	Mar 31, 2023
Three months to June 30, 2023	$1,975.93	$2,048.45	Apr 13, 2023	$1,899.60	Jun 29, 2023	$1,912.25	Jun 30, 2023
Three months to September 30, 2023	$1,928.23	$1,976.10	July 20, 2023	$1,870.50	Sep 29, 2023	$1,870.50	Sep 29, 2023
Three months to December 31, 2023	$1,971.49	$2,078.40	Dec 28, 2023	$1,818.95	Oct 4, 2023	$2,062.40	Dec 29, 2023	(2)
Three months to March 31, 2024	$2,069.80	$2,214.35	Mar 28, 2024	$1,985.10	Feb 14, 2024	$2,214.35	Mar 28, 2024
Three months to June 30, 2024	$2,338.18	$2,427.30	May 21, 2024	$2,264.50	Apr 2, 2024	$2,330.90	Jun 28, 2024
Three months to September 30, 2024	$2,474.29	$2,663.75	Sep 26, 2024	$2,329.10	Jul 1, 2024	$2,629.95	Sep 30, 2024
Twelve months ended September 30, 2022	$1,817.08	$2,039.05	Mar 8, 2024	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022
Twelve months ended September 30, 2023	$1,879.53	$2,048.45	Apr 13, 2023	$1,628.75	Nov 3, 2022	$1,870.50	Sep 29, 2023
Twelve months ended September 30, 2024	$2,216.95	$2,663.75	Sep 26, 2024	$1,818.95	Oct 4, 2023	$2,629.95	Sep 30, 2024
June 26, 2018 to September 30, 2024	$1,764.12	$2,663.75	Sep 26, 2024	$1,178.40	Aug 17, 2018	$2,629.95	Sep 30, 2024

(1)

The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)

There was no LBMA Gold Price PM on the last business day of December 2023, 2022 or 2021. The LBMA Gold Price AM on the last business day of December 2023, 2022 and 2021 was $2,062.40, $1,812.35 and $1,820.10, respectively. The Net Asset Value of the Trust on December 31, 2023, 2022 and 2021 was calculated using the LBMA Gold Price AM.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the fiscal year ended September 30, 2024.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2024, the Trust’s disclosure controls and procedures were effective.

Change in Internal Control Over Financial Reporting

There was no change in the Trust’s or the Funds’ internal controls over financial reporting that occurred during the year ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s and GLDM’s internal control over financial reporting as of September 30, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s and GLDM’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust and GLDM maintained effective internal control over financial reporting as of September 30, 2024.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended September 30, 2024 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s and GLDM’s internal control over financial reporting as of September 30, 2024.

November 25, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Trustee of SPDR® Gold MiniShares® Trust, the Trustee of World Gold Trust and the Board of Directors of WGC USA Asset Management Company, LLC:

Opinion on Internal Control Over Financial Reporting

We have audited World Gold Trust’s (the Trust) and its series SPDR® Gold MiniShares® Trust’s (the Fund) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust and the Fund maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the (1) combined statements of financial condition of the Trust, including the combined schedules of investment, as of September 30, 2024 and 2023, the related combined statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2024, and the related notes, and (2) the statements of financial condition of the Fund, including the schedules of investment, as of September 30, 2024 and 2023, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2024, and the related notes (collectively, the combined and individual financial statements), and our reports dated November 25, 2024 expressed an unqualified opinion on those combined and individual financial statements.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

November 25, 2024

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

Joseph R. Cavatoni, age 56, is the Principal Executive Officer of the Sponsor. Mr. Cavatoni is also the Principal Executive Officer of World Gold Trust Services, LLC, an affiliate of the Sponsor (“WGTS”), and the Chief Market Strategist (North America) at World Gold Council (“WGC”). Prior to joining WGC as Managing Director USA and ETFs in September 2016, from April 2009 to December 2015, Mr. Cavatoni served with BlackRock Investments, LLC, as part of BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.

Amanda Krichman, age 33, is the is the Principal Financial and Accounting Officer of the Sponsor. Ms. Krichman is also the Principal Financial and Accounting Officer of WGTS and the Funds Chief Operating Officer at WGC. Prior to joining WGC in October 2022, Ms. Krichman was Vice President and Head of US Registered Funds Services at Goldman Sachs Asset Management from December 2021 to October 2022. Ms. Krichman was Director of ETF Product Development from September 2021 to December 2021, and Senior Associate of ETF Product Development from December 2018 to September 2021 at New York Life Investments. Prior to that she held various roles at Goldman Sachs Asset Management from July 2013 to November 2018. Ms. Krichman received her Bachelor degree from Syracuse University and her Master of Business Administration degree from New York University.

William J. Shea, age 76, has served as Chairman of the Board of Directors of the Sponsor since January 2013 and is a member of the Board’s Audit Committee. Mr. Shea has also served as a Director on the Board of Directors of WGTS since January 2017 and is a member of that board’s Audit Committee. He has more than 35 years of experience in the financial services industry and in business restructurings. He was elected to the Board of Directors of Caliber ID, Inc. in 2001 and was appointed Chairman in December 2010. Prior to his appointment to the Board of Caliber ID, he served as Executive Chairman of Royal & Sun Alliance (RSA), USA from January 2005 to December 2006, and oversaw its divestiture from RSA, a large public insurance company headquartered in the United Kingdom. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc., a publicly held diversified insurance and financial services firm that he guided through the federal bankruptcy and restructuring process. From January 1997 to February 2001, he oversaw the turnaround of Centennial Technologies, Inc., a high technology manufacturing company in the flash memory business. Mr. Shea served as Vice Chairman of BankBoston Corporation from January 1993 to August 1998. He was the Vice Chairman and a Senior Partner of Coopers & Lybrand (now PricewaterhouseCoopers), an international public accounting firm, for whom he worked from June 1974 to December 1992. Mr. Shea sits on the boards of AIG SunAmerica, a mutual funds company, and is Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2004 to May 2014. Mr. Shea has served on the boards of the Boston Children’s Hospital, Northeastern University, NASDAQ OMXBX, and the Boston Stock Exchange. Mr. Shea holds both a Bachelor of Arts degree and a Master of Arts degree in Economics.

The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGTS.

Molly Duffy, age 55, has served as a Director on the Board of Directors of the Sponsor since April 2022, and is a member of the Board’s Audit Committee. Ms. Duffy has also served as a Director on the Board of Directors of WGTS since April 2022 and is a member of that board’s Audit Committee. Ms. Duffy is the Head of Financial Markets, Europe and Americas at Standard Chartered Bank. Based in New York, Ms. Duffy leads the strategy and governance of the Europe and Americas regions across Foreign Exchange, Rates, Credit, Commodities, Debt Capital Markets, Loan Syndication, Leveraged & Acquisition Finance, Project & Export Finance, Aviation Finance, and Securities Services businesses. In addition, Ms. Duffy is responsible for delivering coordinated solutions and senior relationship management to the Bank’s most complex and significant financial institutions and corporate clients across Europe and Americas. Ms. Duffy is a member of the Global Financial Markets Management Team, UK/Europe Regional Management Team, and US Management Team. Ms. Duffy is also CEO of the US Broker Dealer, Standard Chartered Securities North America LLC. Prior to joining Standard Chartered in 2017, Ms. Duffy was a Managing Director in the Global Markets Key Account Management Group at Credit Suisse. During her career at Credit Suisse, Ms. Duffy also held several senior production and management roles, including Head of Macro Sales Americas and Head of Global Currencies & Emerging Markets Sales Americas. Ms. Duffy holds a bachelor’s degree in Political Science from Boston College.

The Sponsor has concluded that Ms. Duffy should serve as Director because of her knowledge and extensive experience in leadership roles at Standard Chartered Bank and the experience she has gained serving as a director of WGTS.

Carlos Rodriguez, age 52, has served as a Director on the Board of Directors of the Sponsor since February 2019 and is Chairman of the Board’s Audit Committee. Mr. Rodriguez has also served as a Director on the Board of Directors of WGTS since February 2019 and is a member of that board’s Audit Committee. Mr. Rodriguez began his career on Wall Street in the Public Finance Department of Merrill Lynch in 1996, where he focused on interest rate hedging strategies for municipal clients and non-for-profit institutions. After working several years covering banking clients, he shifted his focus to trading, where he rose to manage Merrill Lynch’s proprietary municipal investments portfolio until December 2000. Mr. Rodriguez has since worked at WestLB, from December 2000 to May 2003, where he managed the bank’s complex guaranteed reinvestment contract business, and BNP Paribas, from May 2003 to May 2004, where he served as Director and Head of Municipals. From May 2004 to August 2010, Mr. Rodriguez served as Director and Managing Director of Deutsche Bank and worked to establish the bank’s public finance efforts. As Managing Director, Mr. Rodriguez subsequently led Credit Suisse’s global rates structuring effort in London from August 2010 until June 2016. Mr. Rodriguez retired from banking in June 2016, and remained retired until March 2017, when he launched a private equity fund that focuses on lower middle market companies. He also devotes his time to personal investing as well as volunteering for local causes and mentoring local entrepreneurs.

The Sponsor has concluded that Mr. Rodriguez should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and the experience he has gained serving as a director of WGTS.

David Tait, age 62, has served as a Director on the Board of Directors of the Sponsor and WGTS since February 25, 2019. Mr. Tait has also served as the Chief Executive Officer of WGC since January 2019. Prior to joining WGC, Mr. Tait served as Executive Producer with EMU Films from April 2016 to January 2019. Mr. Tait served as the Global Head of Fixed Income Macro Products at Credit Suisse from January 2012 until April 2016. Mr. Tait also served as a Managing Director of Union Bank of Switzerland from October 2009 until December 2011. He is currently an Independent Member of the Bank of England’s FICC Market Standards Board, which he joined in July 2017. Mr. Tait is also a major supporter of the National Society for the Prevention of Cruelty to Children and has raised over £1 million by climbing Mount Everest on five occasions. He was awarded an MBE by the Queen for his services to the charity.

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

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185

Fees for services performed by KPMG LLP for the years ended September 30, 2024 and 2023 were:

	Years Ended September 30,
	2024	2023
Audit fees	$78,500	$77,000
Audit-related fees	25,500	25,000
Total	$104,000	$102,000

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2024, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV

Item 15.     Exhibits and Financial Statements Schedules

1.    Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.    Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.    Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

3.1	Certificate of Trust	S-1	3.1	8/28/15

3.2	Certificate of Amendment to Certificate of Trust	S-1/A	3.2	8/30/16

3.3	Second Certificate of Amendment to Certificate of Trust	S-1/A	3.3	5/4/18

4.1	Fourth Amended and Restated Agreement and Declaration of Trust, dated April 16, 2018	S-1/A	4.2	5/4/18

4.1.1	Amendment No. 1 to Fourth Amended and Restated Agreement and Declaration of Trust, dated February 6, 2020	10-Q	4.1.1	2/7/20

4.1.2	Amendment No. 2 to the Fourth Amended and Restated Declaration of Trust, dated December 1, 2023	8-K	4.1.2	12/4/23

4.2*	Form of Authorized Participant Agreement

4.3	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	4.3	11/22/23

10.1	Second Amended and Restated Allocated Gold Account Agreement, dated October 24, 2023 between World Gold Trust, on behalf of its series, SPDR® Gold MiniShares® Trust, and ICBC Standard Bank plc	8-K	10.1	10/27/23

10.2	First Amended and Restated Unallocated Bullion Account Agreement, dated October 24, 2023 between World Gold Trust, on behalf of its series, SPDR® Gold MiniShares® Trust, and ICBC Standard Bank plc	8-K	10.2	10/27/23

10.2.1	First Amendment to the First Amended and Restated Unallocated Gold Account Agreement dated May 28, 2024 between World Gold Trust, on behalf of its series, SPDR® Gold MiniShares® Trust, and ICBC Standard Bank plc	8-K	10.2.1	5/29/24

10.3	Fund Administration and Accounting Agreement, dated January 5, 2017	S-1/A	10.4	1/9/17

10.3.1	Amendment to Fund Administration and Accounting Agreement, dated June 6, 2018	S-1/A	10.3	6/13/18

10.3.2	Second Amendment to the Fund Administration and Accounting Agreement, dated October 11, 2019	10-K	10.3.2	12/10/19

10.4	Transfer Agency and Service Agreement, dated January 5, 2017	S-1/A	10.5	1/9/17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

10.4.1	Amendment to Transfer Agency and Service Agreement, dated June 6, 2018	S-1/A	10.6	6/13/18

10.4.2	Second Amendment to the Transfer Agency and Service Agreement, dated October 11, 2019	10-K	10.4.2	12/10/19

10.4.3	Third Amendment to Transfer Agency and Service Agreement dated December 1, 2023	8-K	10.4.3	12/4/23

10.4.4	Fourth Amendment to Transfer Agency and Service Agreement dated May 28, 2024	8-K	10.4.4	5/29/24

10.5	Amended and Restated Sponsor Agreement, dated October 14, 2016	S-1/A	10.7	1/9/17

10.5.1	Amendment to Amended and Restated Sponsor Agreement, dated November 28, 2017	10-K	10.11	11/29/17

10.5.2	Second Amendment to Amended and Restated Sponsor Agreement, dated June 12, 2018	S-1/A	10.9	6/13/18

10.5.3	Third Amendment to Amended and Restated Sponsor Agreement dated February 4, 2022	8-K	10.5.3	2/4/22

10.6	Custody Agreement (U.S. Dollar Only), dated January 5, 2017	S-1/A	10.8	1/9/17

10.6.1	Amendment to Custody Agreement (U.S. Dollar Only), dated June 6, 2018	S-1/A	10.11	6/13/18

10.6.2	Second Amendment to Custody Agreement (U.S. Dollar Only), dated October 11, 2019	10-K	10.6.2	12/10/19

10.7	Master Marketing Agent Agreement, dated July 17, 2015	S-1/A	10.10	8/30/16

10.7.1	First Amendment to the Marketing Agent Agreement, dated May 4, 2018	S-1/A	10.13	6/13/18

10.8	Allocated Precious Metal Account Agreement dated December 1, 2023 between JPMorgan Chase Bank, N.A. and World Gold Trust, on behalf of its series, SPDR Gold MiniShares Trust	8-K	10.8	12/4/23

10.9	Unallocated Precious Metal Account Agreement dated December 1, 2023 between JPMorgan Chase Bank, N.A. and World Gold Trust, on behalf of its series, SPDR Gold MiniShares Trust	8-K	10.9	12/4/23

23.1*	Consent of KPMG LLP

23.2*	Consent of Carter Ledyard & Milburn LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

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

Date: November 25, 2024

*         The registrant is a trust and the persons are signing in their capacities as officers or directors of WGC USA Asset Management Company, LLC, the Sponsor of the registrant.

WORLD GOLD TRUST

FINANCIAL STATEMENTS AS OF September 30, 2024

Report of Independent Registered Public Accounting Firm

To the Trustee of World Gold Trust and the Board of Directors of WGC USA Asset Management Company, LLC:

Opinion on the Combined Financial Statements

We have audited the accompanying combined statements of financial condition of World Gold Trust and its series (the Trust), including the combined schedules of investment, as of September 30, 2024 and 2023, the related combined statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2024, and the related notes (collectively, the combined financial statements). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2024 and 2023, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 25, 2024 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the gold holdings

As disclosed in the combined schedule of investment, as of September 30, 2024, the Trust’s market value of gold holdings was $9.2 billion, representing approximately 100% of the Trust’s total assets. All of the gold holdings, which were 3.5 million ounces as of September 30, 2024, were held by third-party custodians (the custodians).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the Trust as of September 30, 2024.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Trust’s gold holdings process, including controls over (1) the comparison of the Trust’s records of gold held to the custodians' records and (2) the approval of gold deposits and withdrawals by the trustee of the Trust. We obtained a schedules directly from the custodians of the Trust’s gold holdings held by the custodians as of September 30, 2024. We compared the total ounces on such schedules to the Trust’s record of gold holdings. We also attended and observed part of the physical count of the Trust’s gold holdings performed at the custodians' location by a third party engaged by the Trust’s sponsor. We obtained the physical count results of that third party and reconciled them to both the Trust’s and the custodians' records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2016.

New York, New York

November 25, 2024

World Gold Trust

Combined Statements of Financial Condition

at September 30, 2024 and 2023

(Amounts in 000’s of US$ except for share and per share data)	Sep-30, 2024	Sep-30, 2023
ASSETS
Investments in Gold, at fair value (cost $6,671,768 and $5,453,079 at September 30, 2024 and 2023, respectively)	$9,161,023	$5,779,814
Total Assets	$9,161,023	$5,779,814
LIABILITIES
Accounts payable to Sponsor	$733	$486
Gold payable	52,121	14,867
Total Liabilities	$52,854	$15,353
Net Assets	$9,108,169	$5,764,461

See notes to the combined financial statements.

World Gold Trust

Combined Schedules of Investment

(Amounts in 000’s except for percentages)

September 30, 2024	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	3,483.3	$6,671,768	$9,161,023	100.58%
Total Investment		$6,671,768	$9,161,023	100.58%
Liabilities in excess of other assets			(52,854)	(0.58)%
Net Assets			$9,108,169	100.00%

September 30, 2023	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	3,090.0	$5,453,079	$5,779,814	100.27%
Total Investment		$5,453,079	$5,779,814	100.27%
Liabilities in excess of other assets			(15,353)	(0.27)%
Net Assets			$5,764,461	100.00%

See notes to the combined financial statements.

World Gold Trust

Combined Statements of Operations

For the years ended September 30, 2024, 2023 and 2022

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$, except per share data)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
EXPENSES
Sponsor fees	$7,034	$5,736	$6,156
Total expenses	7,034	5,736	6,156
Net investment loss	(7,034)	(5,736)	(6,156)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1,232	393	394
Net realized gain/(loss) from gold distributed for the redemption of shares	266,368	52,550	32,782
Net change in unrealized gain/(loss) on investment in gold	2,162,520	499,078	(322,377)
Net realized and change in unrealized gain/(loss) on investment in gold	2,430,120	552,021	(289,201)
Net income/(loss)	$2,423,086	$546,285	$(295,357)

See notes to the combined financial statements.

World Gold Trust

Combined Statements of Cash Flows

For the years ended September 30, 2024, 2023 and 2022

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$6,787	$5,647	$6,425
Cash expenses paid	(6,787)	(5,647)	(6,425)
Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$2,372,160	$1,519,020	$1,706,522
Value of gold distributed for redemption of shares-net of change in gold payable	$1,414,283	$977,967	$1,106,240

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$2,423,086	$546,285	$(295,357)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	6,787	5,647	6,425
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(1,232)	(393)	(394)
Net realized (gain)/loss from gold distributed for the redemption of shares	(266,368)	(52,550)	(32,782)
Net change in unrealized (gain)/loss on investment in gold	(2,162,520)	(499,078)	322,377
Increase/(Decrease) in accounts payable to Sponsor	247	89	(269)
Net cash provided by operating activities	$—	$—	$—

See notes to the combined financial statements.

World Gold Trust

Combined Statements of Changes in Net Assets

For the years ended September 30, 2024, 2023 and 2022

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
Net Assets - Opening Balance	$5,764,461	$4,639,213	$4,387,065
Creations	2,372,160	1,519,020	1,706,522
Redemptions	(1,451,538)	(940,057)	(1,159,017)
Net investment loss	(7,034)	(5,736)	(6,156)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1,232	393	394
Net realized gain/(loss) from gold distributed for the redemption of shares	266,368	52,550	32,782
Net change in unrealized gain/(loss) on investment in gold	2,162,520	499,078	(322,377)
Net Assets - Closing Balance	$9,108,169	$5,764,461	$4,639,213

See notes to the combined financial statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Trustee of SPDR® Gold MiniShares® Trust and the Board of Directors of WGC USA Asset Management Company, LLC:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of SPDR® Gold MiniShares® Trust (GLDM), a series of the World Gold Trust (the Trust), including the schedules of investment, as of September 30, 2024 and 2023, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2024 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of GLDM as of September 30, 2024 and 2023, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), GLDM’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 25, 2024 expressed an unqualified opinion on the effectiveness of GLDM’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the gold holdings

As disclosed in the schedule of investment, as of September 30, 2024, GLDM's market value of gold holdings was $9.2 billion, representing approximately 100% of GLDM's total assets. All of the gold holdings, which were 3.5 million ounces as of September 30, 2024, were held by a third-party custodians (the custodians).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by GLDM as of September 30, 2024.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over GLDM's gold holdings process, including controls over (1) the comparison of GLDM's records of gold held to the custodians' records and (2) the approval of gold deposits and withdrawals by the trustee of GLDM. We obtained schedules directly from the custodians of GLDM's gold holdings held by the custodians as of September 30, 2024. We compared the total ounces on such schedule to GLDM's record of gold holdings. We also attended and observed part of the physical count of GLDM's gold holdings performed at the custodians' location by a third party engaged by GLDM's sponsor. We obtained the physical count results of that third party and reconciled it to both GLDM's and the custodians' records.

/s/ KPMG LLP

We have served as GLDM’s auditor since 2016.

New York, New York

November 25, 2024

SPDR® Gold MiniShares® Trust

Statements of Financial Condition

at September 30, 2024 and 2023

(Amounts in 000’s of US$ except for share and per share data)	Sep-30, 2024	Sep-30, 2023
ASSETS
Investments in Gold, at fair value (cost $6,671,768 and $5,453,079 at September 30, 2024 and 2023, respectively)	$9,161,023	$5,779,814
Total Assets	$9,161,023	$5,779,814
LIABILITIES
Accounts payable to Sponsor	$733	$486
Gold payable	52,121	14,867
Total Liabilities	$52,854	$15,353
Net Assets	$9,108,169	$5,764,461
Shares issued and outstanding(1)	174,750,000	155,350,000
Net asset value per Share	$52.12	$37.11

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements.

SPDR® Gold MiniShares® Trust

Schedules of Investment

(Amounts in 000’s except for percentages)

September 30, 2024	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	3,483.3	$6,671,768	$9,161,023	100.58%
Total Investment		$6,671,768	$9,161,023	100.58%
Liabilities in excess of other assets			(52,854)	(0.58)%
Net Assets			$9,108,169	100.00%

September 30, 2023	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	3,090.0	$5,453,079	$5,779,814	100.27%
Total Investment		$5,453,079	$5,779,814	100.27%
Liabilities in excess of other assets			(15,353)	(0.27)%
Net Assets			$5,764,461	100.00%

See notes to the financial statements.

SPDR® Gold MiniShares® Trust

Statements of Operations

For the years ended September 30, 2024, 2023 and 2022

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$, except per share data)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
EXPENSES
Sponsor fees	$7,034	$5,736	$6,156
Total expenses	7,034	5,736	6,156
Net investment loss	(7,034)	(5,736)	(6,156)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1,232	393	394
Net realized gain/(loss) from gold distributed for the redemption of shares	266,368	52,550	32,782
Net change in unrealized gain/(loss) on investment in gold	2,162,520	499,078	(322,377)
Net realized and change in unrealized gain/(loss) on investment in gold	2,430,120	552,021	(289,201)
Net income/(loss)	$2,423,086	$546,285	$(295,357)
Net income/(loss) per share	$15.19	$3.56	$(2.23)
Weighted average number of shares (in 000’s)	159,487	153,402	132,493

See notes to the financial statements.

SPDR® Gold MiniShares® Trust

Statements of Cash Flows

For the years ended September 30, 2024, 2023 and 2022

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$6,787	$5,647	$6,425
Cash expenses paid	(6,787)	(5,647)	(6,425)
Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$2,372,160	$1,519,020	$1,706,522
Value of gold distributed for redemption of shares-net of change in gold payable	$1,414,283	$977,967	$1,106,240

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$2,423,086	$546,285	$(295,357)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	6,787	5,647	6,425
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(1,232)	(393)	(394)
Net realized (gain)/loss from gold distributed for the redemption of shares	(266,368)	(52,550)	(32,782)
Net change in unrealized gain/(loss) on investment in gold	(2,162,520)	(499,078)	322,377
Increase/(Decrease) in accounts payable to Sponsor	247	89	(269)
Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR® Gold MiniShares® Trust

Statements of Changes in Net Assets

For the years ended September 30, 2024, 2023 and 2022

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
Net Assets – Opening Balance	$5,764,461	$4,639,213	$4,387,065
Creations	2,372,160	1,519,020	1,706,522
Redemptions	(1,451,538)	(940,057)	(1,159,017)
Net investment loss	(7,034)	(5,736)	(6,156)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1,232	393	394
Net realized gain/(loss) from gold distributed for the redemption of shares	266,368	52,550	32,782
Net change in unrealized gain(loss) on investment in gold	2,162,520	499,078	(322,377)
Net Assets – Closing Balance	$9,108,169	$5,764,461	$4,639,213

See notes to the financial statements.

World Gold Trust
Notes to the Financial Statements

1. Organization

World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020 and December 1, 2023, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest. The beneficial interest in the Trust may be divided into one or more series. The Trust has established six separate series, one of which is operational as of September 30, 2024.

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

The Bank of New York Mellon (“BNY” or the “Administrator”) is the administrator and transfer agent. BNY also serves as the custodian of GLDM’s cash, if any. ICBC Standard Bank Plc (“ICBC”) and JPMorgan Chase Bank, N.A. (“JPMorgan”) are the custodians of GLDM's gold (each a “Custodian” and together, the “Custodians”). State Street Global Advisors Funds Distributors, LLC (the “Marketing Agent”) is the Marketing Agent.

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

The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$)
September 30, 2024	Level 1	Level 2	Level 3
Investment in Gold	$9,161,023	$—	$—
Total	$9,161,023	$—	$—

(Amounts in 000’s of US$)
September 30, 2023	Level 1	Level 2	Level 3
Investment in Gold	$5,779,814	$—	$—
Total	$5,779,814	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2024 and 2023.

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

(Amounts in 000’s of US$)	Sep-30, 2024	Sep-30, 2023
Gold receivable	$—	$—

2.7.    Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within one business day of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2024	Sep-30, 2023
Gold payable	$52,121	$14,867

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

World Gold Trust
Notes to the Financial Statements

2.8.    Creations and Redemptions of Shares—(continued)

As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the years ended September 30, 2024, 2023 and 2022 are as follows:

	Year Ended	Year Ended	Year Ended
(Amounts are in 000’s)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
Activity in Number of Shares Created and Redeemed:
Creations	52,400	41,200	46,200
Redemptions	(33,000)	(25,600)	(33,050)
Net Change in Number of Shares Created and Redeemed	19,400	15,600	13,150

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
Activity in Value of Shares Created and Redeemed:
Creations	$2,372,160	$1,519,020	$1,706,522
Redemptions	(1,451,538)	(940,057)	(1,159,017)
Net change in Value of Shares Created and Redeemed	$920,622	$578,963	$547,505

2.9.    Income and Expense (Amounts in 000’s of US$)

The Administrator will, at the direction of the Sponsor, sell GLDM’s gold as necessary to pay its expenses. When selling gold to pay expenses, the Administrator will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold. Unless otherwise directed by the Sponsor, the Administrator will give a sell order and sell gold to one of the Custodians at the current or next LBMA Gold Price PM, depending on the time of day the sale order is received by the Custodian. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay Sponsor expenses on the Statement of Operations.

GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2024 of $2,430,120 is made up of a realized gain of $1,232 from the sale of gold to pay Sponsor fees, a realized gain of $266,368 from gold distributed for the redemption of shares, and a change in unrealized gain of $2,162,520 on investment in gold.

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

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2024. As of September 30, 2024, the 2023, 2022 and 2021 tax years remain open for examination. There were no examinations in progress at period end.

World Gold Trust
Notes to the Financial Statements

3.    Quarterly Statements of Operations

Year Ended September 30, 2024	Three Months Ended (unaudited)
					Year Ended
(Amounts in 000’s of US$, except per share data)	Dec 31, 2023	Mar 31, 2024	Jun 30, 2024	Sep 30, 2024	Sep 30, 2024
EXPENSES
Sponsor fees	$1,507	$1,597	$1,844	$2,086	$7,034
Total expenses	1,507	1,597	1,844	2,086	$7,034
Net investment loss	(1,507)	(1,597)	(1,844)	(2,086)	$(7,034)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	135	217	399	481	1,232
Net realized gain/(loss) from gold distributed for the redemption of shares	20,609	36,545	157,765	51,449	266,368
Net change in unrealized gain/(loss) on investment in gold	562,815	438,811	213,703	947,191	2,162,520
Net realized and change in unrealized gain/(loss) on investment in gold	583,559	475,573	371,867	999,121	2,430,120
Net income/(loss)	$582,052	$473,976	$370,023	$997,035	$2,423,086
Net income/(loss) per share	$3.81	$3.03	$2.31	$5.90	$15.19
Weighted average number of shares (in 000’s)	152,788	156,214	159,942	168,972	159,487

Year Ended September 30, 2023	Three Months Ended (unaudited)
					Year Ended
(Amounts in 000’s of US$, except per share data)	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Sep 30, 2023
EXPENSES
Sponsor fees	$1,232	$1,410	$1,579	$1,515	$5,736
Total expenses	1,232	1,410	1,579	1,515	5,736
Net investment loss	(1,232)	(1,410)	(1,579)	(1,515)	(5,736)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	(9)	86	183	133	393
Net realized gain/(loss) from gold distributed for the redemption of shares	3,127	7,685	6,924	34,814	52,550
Net change in unrealized gain/(loss) on investment in gold	398,270	491,389	(230,057)	(160,524)	499,078
Net realized and change in unrealized gain/(loss) on investment in gold	401,388	499,160	(222,950)	(125,577)	552,021
Net income/(loss)	$400,156	$497,750	$(224,529)	$(127,092)	$546,285
Net income/(loss) per share	$2.81	$3.26	$(1.39)	$(0.81)	$3.56
Weighted average number of shares (in 000’s)	142,422	152,769	161,465	157,027	153,402

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

Various factors could affect the price of gold including: (1) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, South Africa and the United States; (2) investors’ expectations with respect to the rate of inflation; (3) currency exchange rates; (4) interest rates; (5) investment and trading activities of hedge funds and commodity funds; (6) other economic variables such as income growth, economic output, and monetary policies; and (7) global or regional political, economic or financial events and situations. In addition, while gold it used to preserve wealth by investors around the world, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on GLDM’s financial position and results of operations.

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

8.     Financial Highlights

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the years ended September 30, 2024, 2023 and 2022. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended	Year Ended	Year Ended
	Sep-30, 2024	Sep-30, 2023	Sep-30, 2022
Net Asset Value
Net asset value per Share, beginning of period	$37.11	$33.20	$34.65
Net investment income/(loss)	(0.04)	(0.04)	(0.05)
Net Realized and Change in Unrealized Gain/(Loss)	15.05	3.95	(1.40)
Net Income/(Loss)	15.01	3.91	(1.45)
Net asset value per Share, end of period	$52.12	$37.11	$33.20
Market value per Share, beginning of period	$36.66	$32.98	$34.92
Market value per Share, end of period	$52.13	$36.66	$32.98
Ratio to average net assets
Net investment loss	(0.10)%	(0.10)%	(0.13)%
Gross expenses	0.10%	0.10%	0.13%
Net expenses	0.10%	0.10%	0.13%
Total Return, at net asset value	40.45%	11.78%	(4.18)%
Total Return, at market value	42.20%	11.16%	(5.56)%