Form 10-K/A
period 2024-09-30
World Gold Trust
filed 2024-12-19
CIK 1618181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

As of November 22, 2024, SPDR® Gold MiniShares® Trust had 173,850,000 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Page
PARTIV
Item 15.	Exhibits and Financial Statement Schedules	2

i

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Form 10-K for the year ended September 30, 2024, as originally filed with the U.S. Securities and Exchange Commission on November 25, 2024 (the “Original Filing”), for the sole purpose of including Exhibit 97.1.

In accordance with Rule 12b-15 and Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment also includes new certifications by the Principal Executive Officer and Principal Financial Officer of the Registrant’s Sponsor on behalf of the Registrant dated as of the date of this filing. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes Oxley Act of 2002 have been omitted.

Except as described above, no other amendments are being made to the Original Filing. This Amendment does not supersede, modify or update any other items or disclosures found in the Original Filing. In addition, this Amendment does not reflect any information, events or transactions occurring after the reporting period of the Original Filing and does not supersede, modify or update those disclosures affected by subsequent events. As a result, information included in the report continues to speak as of the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing together with the Registrant’s other filings with the SEC.

Item 15. Exhibits, as amended, is included in this Amendment.

This Amendment consists solely of the preceding cover page, this explanatory note, Item 15. Exhibits, the signature page and Exhibits 31.1, 31.2 and 97.1.

PART IV

Item 15.     Exhibits and Financial Statements Schedules

3.    Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

3.1	Certificate of Trust	S-1	3.1	8/28/15

3.2	Certificate of Amendment to Certificate of Trust	S-1/A	3.2	8/30/16

3.3	Second Certificate of Amendment to Certificate of Trust	S-1/A	3.3	5/4/18

4.1	Fourth Amended and Restated Agreement and Declaration of Trust, dated April 16, 2018	S-1/A	4.2	5/4/18

4.1.1	Amendment No. 1 to Fourth Amended and Restated Agreement and Declaration of Trust, dated February6, 2020	10-Q	4.1.1	2/7/20

4.1.2	Amendment No. 2 to the Fourth Amended and Restated Declaration of Trust, dated December 1, 2023	8-K	4.1.2	12/4/23

4.2	Form of Authorized Participant Agreement	10-K	4.2	11/25/24

4.3	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	4.3	11/22/23

10.1	Second Amended and Restated Allocated Gold Account Agreement, dated October 24, 2023 between World Gold Trust, on behalf of its series, SPDR® Gold MiniShares®Trust, and ICBC Standard Bank plc	8-K	10.1	10/27/23

10.2	First Amended and Restated Unallocated Bullion Account Agreement, dated October 24, 2023 between World Gold Trust, on behalf of its series, SPDR® Gold MiniShares®Trust, and ICBC Standard Bank plc	8-K	10.2	10/27/23

10.2.1	First Amendment to the First Amended and Restated Unallocated Gold Account Agreement dated May 28, 2024 between World Gold Trust, on behalf of its series, SPDR®Gold MiniShares®Trust, and ICBC Standard Bank plc	8-K	10.2.1	5/29/24

10.3	Fund Administration and Accounting Agreement, dated January 5, 2017	S-1/A	10.4	1/9/17

10.3.1	Amendment to Fund Administration and Accounting Agreement, dated June 6, 2018	S-1/A	10.3	6/13/18

10.3.2	Second Amendment to the Fund Administration and Accounting Agreement, dated October 11, 2019	10-K	10.3.2	12/10/19

10.4	Transfer Agency and Service Agreement, dated January 5, 2017	S-1/A	10.5	1/9/17

10.4.1	Amendment to Transfer Agency and Service Agreement, dated June 6, 2018	S-1/A	10.6	6/13/18

10.4.2	Second Amendment to the Transfer Agency and Service Agreement, dated October 11, 2019	10-K	10.4.2	12/10/19

10.4.3	Third Amendment to Transfer Agency and Service Agreement dated December 1, 2023	8-K	10.4.3	12/4/23

10.4.4	Fourth Amendment to Transfer Agency and Service Agreement dated May 28, 2024	8-K	10.4.4	5/29/24

10.5	Amended and Restated Sponsor Agreement, dated October 14, 2016	S-1/A	10.7	1/9/17

10.5.1	Amendment to Amended and Restated Sponsor Agreement, dated November 28, 2017	10-K	10.11	11/29/17

10.5.2	Second Amendment to Amended and Restated Sponsor Agreement, dated June 12, 2018	S-1/A	10.9	6/13/18

10.5.3	Third Amendment to Amended and Restated Sponsor Agreement dated February 4, 2022	8-K	10.5.3	2/4/22

10.6	Custody Agreement (U.S. Dollar Only), dated January 5, 2017	S-1/A	10.8	1/9/17

10.6.1	Amendment to Custody Agreement (U.S. Dollar Only), dated June 6, 2018	S-1/A	10.11	6/13/18

10.6.2	Second Amendment to Custody Agreement (U.S. Dollar Only), dated October 11, 2019	10-K	10.6.2	12/10/19

10.7	Master Marketing Agent Agreement, dated July 17, 2015	S-1/A	10.10	8/30/16

10.7.1	First Amendment to the Marketing Agent Agreement, dated May 4, 2018	S-1/A	10.13	6/13/18

10.8	Allocated Precious Metal Account Agreement dated December 1, 2023 between JPMorgan Chase Bank, N.A. and World Gold Trust, on behalf of its series, SPDR Gold MiniShares Trust	8-K	10.8	12/4/23

10.9	Unallocated Precious Metal Account Agreement dated December 1, 2023 between JPMorgan Chase Bank, N.A. and World Gold Trust, on behalf of its series, SPDR Gold MiniShares Trust	8-K	10.9	12/4/23

23.1	Consent of KPMG LLP	10-K	23.1	11/25/24

23.2	Consent of Carter Ledyard & Milburn LLP	10-K	23.1	11/25/24

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	11/25/24

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.2	11/25/24

97.1*	Clawback Policy

101.INS	Inline XBRL Instance Document	10-K	101.INS	11/25/24

101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	101.SCH	11/25/24

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	101.CAL	11/25/24

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	101.DEF	11/25/24

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	101.LAB	11/25/24

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	101.PRE	11/25/24

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185.

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

Date: December 19, 2024

*         The Registrant is a trust and the persons are signing in their capacities as officers or directors of WGC USA Asset Management Company, LLC, the Sponsor of the registrant.

5