Form 10-Q
period 2024-12-31
World Gold Trust
filed 2025-02-05
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2024

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

As of February 4, 2025, SPDR® Gold MiniShares® Trust had 179,050,000 Shares outstanding.

WORLD GOLD TRUST

World Gold Trust

PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Combined Statements of Financial Condition

At December 31, 2024 (unaudited) and September 30, 2024

(Amounts in 000’s of US$)	Dec-31, 2024	Sep-30, 2024
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $6,986,462 and $6,671,768 at December 31, 2024 and September 30, 2024, respectively)	$9,185,355	$9,161,023
Gold receivable	20,692	-
Total Assets	$9,206,047	$9,161,023
LIABILITIES
Accounts payable to Sponsor	$788	$733
Gold payable	-	52,121
Total Liabilities	$788	$52,854
Net Assets	$9,205,259	$9,108,169

See notes to the unaudited financial statements.

World Gold Trust

Combined Schedules of Investment

(Amounts in 000’s except for percentages)
				% of
December 31, 2024	Ounces of gold	Cost	Fair Value	Net Assets
(unaudited)
Investment in Gold	3,518.1	$6,986,462	$9,185,355	99.78%
Total Investment		$6,986,462	$9,185,355	99.78%
Liabilities in excess of other assets			19,904	0.22%
Net Assets			$9,205,259	100.00%

				% of
September 30, 2024	Ounces of gold	Cost	Fair Value	Net Assets
Investment in Gold	3,483.3	$6,671,768	$9,161,023	100.58%
Total Investment		$6,671,768	$9,161,023	100.58%
Liabilities in excess of other assets			(52,854)	(0.58)%
Net Assets			$9,108,169	100.00%

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Operations

For the Three Months Ended December 31, 2024 and December 31, 2023

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2024	Dec-31, 2023
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$2,340	$1,507
Total expenses	2,340	1,507
Net investment loss	(2,340)	(1,507)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	616	135
Net realized gain/(loss) from gold distributed for the redemption of shares	221,085	20,609
Net change in unrealized gain/(loss) on investment in gold	(290,362)	562,815
Net realized and change in unrealized gain/(loss) on investment in gold	$(68,661)	$583,559
Net income/(loss)	$(71,001)	$582,052

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Cash Flows

For the Three Months Ended December 31, 2024 and December 31, 2023

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2024	Dec-31, 2023
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds from sales of gold to pay expenses	$2,285	$1,466
Cash expenses paid	(2,285)	(1,466)
Increase/(Decrease) in cash resulting from operations	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	-	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$973,538	$271,189
Value of gold distributed for redemption of shares-net of change in gold payable	$878,260	$270,105

See notes to the unaudited financial statements.

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2024	Dec-31, 2023
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$(71,001)	$582,052
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	2,285	1,466
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(616)	(135)
Net realized (gain)/loss from gold distributed for the redemption of shares	(221,085)	(20,609)
Net change in unrealized (gain)/loss on investment in gold	290,362	(562,815)
Increase/(Decrease) in accounts payable to Sponsor	55	41
Net cash provided by operating activities	$0	$0

World Gold Trust

Unaudited Combined Statements of Changes in Net Assets

Three Months Ended December 31, 2024 and December 31, 2023

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2024	Dec-31, 2023
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$9,108,169	$5,764,461
Creations	994,230	271,189
Redemptions	(826,139)	(255,238)
Net investment loss	(2,340)	(1,507)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	616	135
Net realized gain/(loss) from gold distributed for the redemption of shares	221,085	20,609
Net change in unrealized gain/(loss) on investment in gold	(290,362)	562,815
Net Assets - Closing Balance	$9,205,259	$6,362,464

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Statements of Financial Condition

At December 31, 2024 (unaudited) and September 30, 2024

(Amounts in 000’s of US$ except for share and per share data)	Dec-31, 2024	Sep-30, 2024
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $6,986,462 and $6,671,768 at December 31, 2024 and September 30, 2024, respectively)	$9,185,355	$9,161,023
Gold receivable	20,692	-
Total Assets	$9,206,047	$9,161,023
LIABILITIES
Accounts payable to Sponsor	$788	$733
Gold payable	-	52,121
Total Liabilities	$788	$52,854
Net Assets	9,205,259	9,108,169
Shares issued and outstanding (1)	177,950,000	174,750,000
Net asset value per Share	$51.73	$52.12
(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Schedules of Investment

(Amounts in 000’s except for percentages)

December 31, 2024	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	3,518.1	$6,986,462	$9,185,355	99.78%
Total Investment		$6,986,462	$9,185,355	99.78%
Liabilities in excess of other assets			19,904	0.22%
Net Assets			$9,205,259	100.00%

September 30, 2024	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	3,483.3	$6,671,768	$9,161,023	100.58%
Total Investment		$6,671,768	$9,161,023	100.58%
Liabilities in excess of other assets			(52,854)	(0.58)%
Net Assets			$9,108,169	100.00%

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Operations

For the Three Months Ended December 31, 2024 and December 31, 2023

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$, except per share data)	Dec-31, 2024	Dec-31, 2023
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$2,340	$1,507
Total expenses	2,340	1,507
Net investment loss	(2,340)	(1,507)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	616	135
Net realized gain/(loss) from gold distributed for the redemption of shares	221,085	20,609
Net change in unrealized gain/(loss) on investment in gold	(290,362)	562,815
Net realized and change in unrealized gain/(loss) on investment in gold	(68,661)	583,559
Net income/(loss)	$(71,001)	$582,052
Net income/(loss) per share	$(0.40)	$3.81
Weighted average number of shares (in 000’s)	176,051	152,788

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Cash Flows

For the Three Months Ended December 31, 2024 and December 31, 2023

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2024	Dec-31, 2023
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds from sales of gold to pay expenses	$2,285	$1,466
Cash expenses paid	(2,285)	(1,466)
Increase/(Decrease) in cash resulting from operations	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	-	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$973,538	$271,189
Value of gold distributed for redemption of shares-net of change in gold payable	$878,260	$270,105

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2024	Dec-31, 2023
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$(71,001)	$582,052
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	2,285	1,466
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(616)	(135)
Net realized (gain)/loss from gold distributed for the redemption of shares	(221,085)	(20,609)
Net change in unrealized (gain)/loss on investment in gold	290,362	(562,815)
Increase/(Decrease) in accounts payable to Sponsor	55	41
Net cash provided by operating activities	$0	$0

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Changes in Net Assets

For the Three Months Ended December 31, 2024 and December 31, 2023

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2024	Dec-31, 2023
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$9,108,169	$5,764,461
Creations	994,230	271,189
Redemptions	(826,139)	(255,238)
Net investment loss	(2,340)	(1,507)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	616	135
Net realized gain/(loss) from gold distributed for the redemption of shares	221,085	20,609
Net change in unrealized gain/(loss) on investment in gold	(290,362)	562,815
Net Assets - Closing Balance	$9,205,259	$6,362,464

See notes to the unaudited financial statements.

WORLD GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

The World Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020 and December 1, 2023, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest. The beneficial interest in the Trust may be divided into one or more series, one of which is operational as of December 31, 2024.

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

The Bank of New York Mellon (“BNYM” or the “Administrator”) is the administrator and transfer agent. BNYM also serves as the custodian of GLDM’s cash, if any. ICBC Standard Bank Plc ("ICBC") and JPMorgan Chase Bank, N.A. ("JPMorgan") are the custodians of GLDM's gold (each a "Custodian" and together, the “Custodians”). State Street Global Advisors Funds Distributors, LLC is the marketing agent (the “Marketing Agent”).

The Trust had no operations with respect to GLDM prior to June 26, 2018, other than matters relating to GLDM's organization and the registration of the offer and sale of the Shares under the Securities Act of 1933, as amended.

The Statements of Financial Condition and Schedules of Investment at December 31, 2024, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three months ended December 31, 2024 and 2023 have been prepared without audit.

In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2024 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The results of operations for the three months ended December 31, 2024 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$)
December 31, 2024	Level 1	Level 2	Level 3
Investment in Gold	$9,185,355	$-	$-
Total	$9,185,355	-	-

(Amounts in 000’s of US$)
September 30, 2024	Level 1	Level 2	Level 3
Investment in Gold	$9,161,023	$-	$-
Total	$9,161,023	$-	$-

There were no transfers between Level 1 and other Levels for the three months ended December 31, 2024 or for the year ended September 30, 2024.

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

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2024	2024
Gold receivable	$20,692	$-

2.7.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within one business day of the trade date.

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2024	2024
Gold payable	$-	$52,121

2.8.	Creations and Redemptions of Shares

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

As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the three months ended December 31, 2024 and 2023 are as follows:

	Three Months	Three Months
	Ended	Ended
(Amounts are in 000’s)	Dec-31, 2024	Dec-31, 2023
Activity in Number of Shares Created and Redeemed:
Creations	18,800	6,900
Redemptions	(15,600)	(6,700)
Net Change in Number of Shares Created and Redeemed	3,200	200

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2024	Dec-31, 2023
Activity in Value of Shares Created and Redeemed:
Creations	$994,230	$271,189
Redemptions	(826,139)	(255,238)
Net change in Value of Shares Created and Redeemed	$168,091	$15,951

2.9.	Income and Expense (Amounts in 000’s of US$)

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

GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the three months ended December 31, 2024 of $(68,661) is made up of a realized gain/(loss) of $616 from the sale of gold to pay Sponsor fees, a realized gain/(loss) of $221,085 from gold distributed for the redemption of shares, and a change in unrealized gain/(loss) of $(290,362)on investment in gold.

GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the three months ended December 31, 2023 of $583,559 is made up of a realized gain/(loss) of  $135 from the sale of gold to pay Sponsor fees, a realized gain/(loss) of $20,609 from gold distributed for the redemption of shares, and a change in unrealized gain/(loss) of $562,815 on investment in gold.

2.10.	Income Taxes

GLDM is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the shareholders, and the Administrator will report GLDM’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2024. As of December 31, 2024, the 2023, 2022 and 2021 tax years remain open for examination. There were no examinations in progress at period end.

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

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three months ended December 31, 2024 and December 31, 2023. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three and three months ended December 31, 2024 and 2023

	Three Months	Three Months
	Ended	Ended
	Dec-31, 2024	Dec-31, 2023
	(unaudited)	(unaudited)
Net Asset Value
Net Asset Value per Share, beginning of period	$52.12	$37.11
Net Investment income/(loss)	(0.01)	(0.01)
Net Realized and Change in Unrealized Gain/(Loss)	(0.38)	3.80
Net Income/(Loss)	(0.39)	3.79
Net Asset Value per Share, end of period	$51.73	$40.90
Market Value per Share, beginning of period	$52.13	$36.66
Market Value per Share, end of period	$51.99	$40.91
Ratio to average net assets
Net Investment loss(1)	(0.10)%	(0.10)%
Gross expenses(1)	0.10%	0.10%
Net expenses(1)	0.10%	0.10%
Total Return, at Net Asset Value(2)	(0.75)%	10.21%
Total Return, at Market Value(2)	(0.27)%	11.59%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

8.	Subsequent Events

There are no known events that have occurred subsequent to December 31, 2024 that require additional disclosure in these financial statements.

9.	New Accounting Pronouncement

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which introduced new annual and interim disclosure requirements for all public entities and modified some existing disclosures. The ASU was issued in response to investor requests for more detailed segment expense information and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Trust is currently evaluating the impact the ASU will have on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. This Quarterly Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future gold prices, gold bullion sales, foreign currencies (including the Reference Currencies), foreign currency exchange rates, costs, plans, or objectives are forward-looking statements based on our estimates, beliefs, assumptions and projections. Words such as “could,” “would,” “may,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” and “predict,” and variations on such words, and similar expressions that reflect our current views with respect to future events and fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Important factors that we believe could affect performance and cause results to differ materially from our expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as updated from time to time in World Gold Trust’s Securities and Exchange Commission filings.

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

The Trust established six separate series, of which only SPDR® Gold MiniShares® Trust (“GLDM”) is operational as of December 31, 2024. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.

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

Share price & NAV v. gold price - June 26, 2018 to December 31, 2024

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

Bureau Veritas Commodities UK Ltd. (formerly Inspectorate International Limited) ("Bureau Veritas") conducts two counts each year of the gold bullion held on behalf of GLDM at the vaults of the Custodians. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. On September 30, 2024, Bureau Veritas concluded the annual full count of the Trust’s gold bullion held by JPMorgan at its London vault. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently at ICBC's London vault on March 11, 2024 and at JPMorgan's London vault on March 18, 2024. JPMorgan does not hold any gold on behalf of GLDM at its New York or Zurich vaults.  The results can be found on www.spdrgoldshares.com. The Sponsor generally visits the vaults of the Custodians twice a year as part of its due diligence procedures.

Results of Operations

In the three months ended December 31, 2024, 18,800,000 Shares (188 Creation Units) were created in exchange for 372,526.5 ounces of gold, 15,600,000 Shares (156 Creation Units) were redeemed in exchange for 309,117.8 ounces of gold and 862.5 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations and redemptions were completed in the normal course of business.

At December 31, 2024, the amount of gold owned by GLDM and held by the Custodians was 3,518,147.3 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $9,185,354,827 based on the LBMA Gold Price PM on December 31, 2024 (cost —$6,986,462,214).

At September 30, 2024, the amount of gold owned by GLDM and held by the Custodians was 3,483,344.7 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $9,161,022,521.0 based on the LBMA Gold Price PM on September 30, 2024 (cost — $6,671,767,835).

Cash Resources and Liquidity

At December 31, 2024, GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to December 31, 2024.

Daily Gold Price - June 26, 2018 to December 31, 2024

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the three and twelve-month periods over the prior three years and for the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) through December 31, 2024, based on the LBMA Gold Price PM, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day (1)
Three months ended March 31, 2022	$1,877.16	$2,039.05	Mar 8, 2022	$1,788.15	Jan 28, 2022	$1,942.15	Mar 31, 2022
Three months ended June 30, 2022	$1,870.58	$1,976.75	Apr 13, 2022	$1,809.50	May 16, 2022	$1,817.00	Jun 30, 2022
Three months ended September 30, 2022	$1,728.91	$1,808.40	Jul 4, 2022	$1,634.30	Sep 27, 2022	$1,671.75	Sep 30, 2022
Three months ended December 31, 2022	$1,725.85	$1,823.55	Dec 13, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Three months ended March 31, 2023	$1,889.92	$1,993.80	Mar 24, 2023	$1,810.95	Feb 24, 2023	$1,979.70	Mar 31, 2023
Three months ended June 30, 2023	$1,975.93	$2,048.45	Apr 13, 2023	$1,899.60	Jun 29, 2023	$1,912.25	Jun 30, 2023
Three months ended September 30, 2023	$1,928.23	$1,976.10	Jul 20, 2023	$1,870.50	Sep 29, 2023	$1,870.50	Sep 29, 2023
Three months ended December 31, 2023	$1,969.86	$2,078.40	Dec 28, 2023	$1,818.95	Oct 4, 2023	$2,062.40	Dec 29, 2023	(2)
Three months ended March 31, 2024	$2,069.80	$2,214.35	Mar 28, 2024	$1,985.10	Feb 14, 2024	$2,214.35	Mar 28, 2024
Three months ended June 30, 2024	$2,338.18	$2,427.30	May 21, 2024	$2,264.50	Apr 2, 2024	$2,330.90	Jun 28, 2024
Three months ended September 30, 2024	$2,474.29	$2,663.75	Sep 26, 2024	$2,329.10	Jul 1, 2024	$2,629.95	Sep 30, 2024
Three months ended December 31, 2024	$2,663.38	$2,777.80	Oct 30, 2024	$2,567.30	Nov 14, 2024	$2,610.85	Dec 31, 2024	(2)
Twelve months ended December 31, 2022	$1,800.09	$2,039.05	Mar 8, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Twelve months ended December 31, 2023	$1,940.54	$2,078.40	Dec 28, 2023	$1,810.95	Feb 24, 2023	$2,062.40	Dec 29, 2023	(2)
Twelve months ended December 31, 2024	$2,386.20	$2,777.80	Oct 30, 2024	$1,985.10	Feb 14, 2024	$2,610.85	Dec 31, 2024	(2)
June 26, 2018 to December 31, 2024	$1,798.26	$2,777.80	Oct 30, 2024	$1,178.40	Aug 17, 2018	$2,610.85	Dec 31, 2024	(2)

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period.
(2)

There was no LBMA Gold Price PM on the last business day of December 2024, 2023 or 2022. The LBMA Gold Price AM on the last business day of December 2024, 2023 and 2022 was $2,610.85, $2,062.40 and $1,812.35, respectively. The Net Asset Value of GLDM on December 31, 2024, 2023 and 2022 was calculated using the LBMA Gold Price AM.

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2024, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2024 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)

Although GLDM does not purchase shares directly from its shareholders, in connection with the redemption of Creation Units, GLDM redeemed 15,600,000 Shares (156 Creation Units) during the quarter ended December 31, 2024 as set forth in the table below.

	Total Number of	Average Ounces of
	Shares	Gold
Period	Redeemed	Per Share
10/1/24 to 10/31/24	4,500,000	0.01982
11/1/24 to 11/30/24	1,000,000	0.01982
12/1/24 to 12/31/24	10,100,000	0.01981
Total	15,600,000	0.01982

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

a)	None.

b)	Not applicable.

c)	No officers or directors of the Sponsor have adopted, modified or terminated trading plans relating to the Trust under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the quarter ended December 31, 2024.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

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

Date: February 5, 2025

*	The Registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the Registrant.