Form 10-K
period 2025-09-30
World Gold Trust
filed 2025-11-25
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

or

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

Aggregate market value of SPDR® Gold MiniShares® Trust’s Shares held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2025 as reported by the NYSE Arca, Inc. on that date: $13,227,538,500.

As of November 24, 2025, SPDR® Gold MiniShares® Trust had 285,750,000 shares outstanding.

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

THE LBMA GOLD PRICE IS A TRADEMARK OF PRECIOUS METALS PRICES LIMITED AND IS LICENSED TO IBA AS THE ADMINISTRATOR OF THE LBMA GOLD PRICE. ICE BENCHMARK ADMINISTRATION IS A TRADEMARK OF IBA AND/OR ITS AFFILIATES. THE LBMA GOLD PRICE PM, AND THE TRADEMARKS LBMA GOLD PRICE AND ICE BENCHMARK ADMINISTRATION, ARE USED BY SPDR® GOLD MINISHARESSM WITH PERMISSION UNDER LICENCE BY IBA.

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

The Funds

The Trust has one operational Fund, SPDR® Gold MiniShares® Trust (“GLDM”), as of September 30, 2025. The accompanying financial statements relate to the Trust and GLDM.

GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold bullion, less GLDM’s expenses. GLDM issues and redeems Shares from time to time in blocks of 100,000 Shares ("Creation Units") to institutional investors referred to as “Authorized Participants.” Creation Units are offered continuously at the net asset value (the “NAV”) for 100,000 Shares on the day that an order to create a Creation Unit is accepted by GLDM. The Shares trade under the ticker symbol GLDM on the NYSE Arca, Inc. (the “NYSE Arca”). Authorized Participants and other investors may buy and sell the Shares in the secondary market. Authorized share capital is unlimited, and the par value of the Shares is $0.00.

The principal offices of the Trust and the Funds are at c/o WGC USA Asset Management Company, LLC, 685 Third Avenue, Suite 2702, New York, New York 10017.

The Sponsor

The Sponsor is a Delaware limited liability company formed on August 1, 2014. WGCAM is wholly owned by WGC (US) Holdings, Inc. (“WGCUS”), a Delaware corporation. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, WGCUS is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Trustee

Delaware Trust Company, a Delaware trust company with trust powers, serves as the trustee of the Trust (the “Trustee”). The Trustee’s duties and liabilities with respect to the offering of shares and the management of the Trust and GLDM are limited to its express obligations under the Fourth Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020 and December 1, 2023, between the Sponsor and the Trustee.

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

The Marketing Agent

The Marketing Agent is State Street Global Advisors Funds Distributors, LLC (the “Marketing Agent”). The Sponsor entered into the Marketing Agent Agreement with the Marketing Agent to assist the Sponsor in marketing the Funds’ shares. The Marketing Agent is a registered broker-dealer with the SEC and is a member of FINRA.

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

GLDM’s NAV is the aggregate value of GLDM’s assets less its liabilities (which include estimated accrued but unpaid fees and expenses). The NAV is calculated based on the price of gold per ounce times the number of ounces of gold owned by GLDM. For purposes of calculating NAV, the number of ounces of gold owned by GLDM reflects the amount of gold delivered into (or out of) GLDM on a daily basis by Authorized Participants creating and redeeming Shares. To determine the NAV, the Administrator will value the gold bullion held by GLDM based on the price of an ounce of gold determined by the IBA 3:00 PM auction process (“LBMA Gold Price PM”). If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 p.m. New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) will be used to determine the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation of the gold bullion held by GLDM.

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

THE GOLD INDUSTRY

Gold Supply and Demand

Gold is a physical asset that is accumulated rather than consumed. As a result, virtually all the gold that has ever been mined still exists today in one form or another. The following table is a summary of the world gold supply and demand for the past 5 years. It is based on information reported in Gold Focus 20251.

World Gold Supply and Demand (2020-2024)

Tonnes	2020	2021	2022	2023	2024
SUPPLY
Mine Production	3,483	3,575	3,645	3,640	3,661
Recycling	1,293	1,136	1,136	1,234	1,368
Net Hedging Supply	—	—	—	69	—
Total Supply	4,776	4,711	4,782	4,943	5,029
DEMAND
Jewelry Fabrication	1,324	2,247	2,228	2,206	2,011
Industrial Demand	309	337	315	305	326
Net Physical Investment	900	1,182	1,214	1,207	1,191
Net Hedging Demand	37	5	7	—	55
Net Official Sector Buying	255	450	1,080	1,051	1,086
Total Demand	2,824	4,222	4,844	4,769	4,669
Market Balance	1,952	489	(62)	175	359
Net Investment in ETPs	893	(189)	(110)	(244)	(7)
Market Balance less ETPs	1,059	678	47	419	366
Gold Price (US$/oz, London)	1,770	1,799	1,800	1,941	2,386

Source: Gold Focus 2025

Sources of Gold Supply

Based on data from Gold Focus 2025, gold supply averaged 4,848 tonnes per year between 2020 and 2024. Sources of gold supply include both mine production and recycled above-ground stocks and, to a lesser extent, producer net hedging. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,601 tonnes per year from 2020 through 2024. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,233 tonnes annually between 2020 through 2024.

Sources of Gold Demand

Based on data from Gold Focus 2025, gold demand averaged 4,266 tonnes per year between 2020 and 2024. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 47% of the identifiable demand from 2020 through 2024 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 27% of the demand.

[1]

Gold Focus 2025 is published by Metals Focus, Ltd. which is a precious metals research consultancy based in London. Metals Focus Data Ltd., an affiliate of the Sponsor, provides the supply and demand data to Metals Focus, Ltd. When used in this report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces.

Gold demand is widely dispersed throughout the world with significant contributions from India and China. In many countries there are seasonal fluctuations in the levels of demand for gold—especially jewelry. However, as a result of variations in the timing of seasons throughout the world, seasonal fluctuations in demand do not appear to have a significant impact on the global gold price.

Between 2020 and 2024, according to Gold Focus 2025, central bank purchases averaged 784 tonnes. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

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

The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet their clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

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

LBMA Gold Price

The LBMA Gold Price is determined twice daily during London trading hours through an auction which provides reference gold prices for that day’s trading. The LBMA Gold Price was initiated on March 20, 2015 and replaced the London PM Gold Fix. The auction that determines the LBMA Gold Price is a physically settled, electronic and tradeable auction, with the ability to settle trades in U.S. dollars, euros or British pounds. The IBA provides the auction platform and methodology as well as the overall administration and governance for the LBMA Gold Price. Many long-term contracts are expected to be priced based on either the morning (AM) or afternoon (PM) LBMA Gold Price, and many market participants are expected to refer to one or the other of these prices when looking for a basis for valuations.

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

Movements in the Price of Gold

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from the day the Shares began trading on the NYSE on June 26, 2018 to September 30, 2025, and is based on the LBMA Gold Price PM.

Daily Gold Price – June 26, 2018 – September 30, 2025

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

CREATION AND REDEMPTION OF SHARES

GLDM creates and redeems Shares from time to time, but only in Creation Units. The creation and redemption of Creation Units are only made in exchange for the delivery to GLDM or the distribution by GLDM of the amount of gold bullion represented by the Creation Units being created or redeemed. The amount of gold bullion required to be delivered to GLDM in connection with any creation, or paid out upon redemption, is based on the combined NAV of the number of Shares included in the Creation Units being created or redeemed as determined on the day the order to create or redeem Creation Units is properly received and accepted. The standard settlement cycle for most broker-dealer securities transactions is one business day, T+1 (the trade date plus one business day).

Authorized Participants are the only persons that may place orders to create and redeem Creation Units. To become an Authorized Participant, a person must enter into an agreement with the Administrator and the Sponsor (the "Participant Agreement"). The Participant Agreement and the related procedures may be amended by the Administrator and the Sponsor without the consent of any shareholder or Authorized Participant. Authorized Participants who make deposits with GLDM in exchange for Creation Units receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or GLDM, and no such person has any obligation or responsibility to the Sponsor or GLDM to effect any sale or resale of Shares.

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Creation Units. An order for one or more Creation Units may be placed by an Authorized Participant on behalf of multiple clients. Persons interested in purchasing Creation Units should contact the Sponsor or the Administrator to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants will only be able to redeem their Shares through an Authorized Participant.

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

Trading of Shares

The Shares are listed on the NYSE Arca under the ticker symbol GLDM. The Shares may be bought and sold in the secondary market throughout the trading day like other publicly traded securities. While the Shares are issued in Creation Units at NAV, the Shares traded in the secondary market may trade at prices that are lower or higher than their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share is a function of supply and demand, among other things, and may be influenced by non-concurrent trading hours between the NYSE Arca and the COMEX, London, Zurich and Singapore. While the Shares trade on the NYSE Arca until 4:00 p.m. New York time, liquidity in the global gold market is reduced after the close of the COMEX at 1:30 p.m. New York time. As a result, after 1:30 p.m. New York time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

Suspension or Rejection of Redemption Orders

GLDM may, in its discretion, and will when directed by the Sponsor, suspend the right of redemption, or postpone the redemption settlement date for: (1) any period during which the NYSE Arca is closed other than customary weekend or holiday closings, or trading on the NYSE Arca is suspended or restricted, (2) any period during which an emergency exists as a result of which delivery, disposal or evaluation of gold bullion is not reasonably practicable, or (3) such other period as the Sponsor determines to be necessary for the protection of the shareholders.

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

CUSTODY OF GLDM’S GOLD

Custody of the gold bullion deposited with and held by GLDM is provided by ICBC at its London vault and by JPMorgan at its London, New York and Zurich vaults. The Custodians hold all of GLDM's gold in their respective vault premises except when the gold has been allocated in the vault of a subcustodian, and in such cases each Custodian has agreed that it will use commercially reasonable efforts to promptly transport or transfer the gold from the subcustodian’s vault to the Custodian’s London vault, at the Custodian’s cost and risk.

The Trust, on behalf of GLDM, entered into custody agreements with each Custodian which establish GLDM's unallocated and allocated accounts with that Custodian.  GLDM's unallocated accounts are used to (1) facilitate the transfer of gold bullion deposits and gold bullion redemption distributions between Authorized Participants and GLDM in connection with the creation and redemption of Creation Units, (2) sell gold bullion to pay GLDM’s expenses, and (3) otherwise transfer gold bullion into and out of GLDM or between Custodians. The gold bullion bars held in an unallocated account with a Custodian are not segregated from the Custodian’s assets. The account holder therefore has no ownership interest in any specific bars of gold bullion that the Custodian holds or owns. The account holder is an unsecured creditor of the Custodian, and credits to an unallocated account are at risk of the Custodian’s insolvency, in which event it may not be possible for a liquidator to identify any gold bullion held in an unallocated account as belonging to the account holder rather than to the Custodian. Each Custodian agrees to allocate all gold bullion deposited into GLDM's unallocated account to GLDM's allocated account with the Custodian by the close of business on each business day by selecting bars of gold bullion for deposit to GLDM's allocated account with that Custodian from unallocated gold bars that the Custodian holds or by instructing a subcustodian to allocate bars from unallocated bars held by the subcustodian. Except when gold is transferred in and out of GLDM, all gold deposited with GLDM is held in GLDM's allocated accounts with the Custodians.

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

The Custody Agreements also allow for the withdrawal of physical gold from GLDM's unallocated account upon the Trust's or the Administrator's instruction. Any gold made available in a physical form must comply with the rules, regulations, practices and customs of the LBMA, LPMCL, the FCA, the Prudential Regulation Authority ("PRA"), the Bank of England or any applicable regulatory body.

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

Withdrawals of Gold Directly from GLDM's Allocated Accounts

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

ICBC will use reasonable care in the performance of its duties under the ICBC Custody Agreements and is only responsible for any loss or damage suffered by GLDM as a direct result of any negligence, fraud, or willful default on the part of ICBC in the performance of the duties under the ICBC Custody Agreements. ICBC’s liability is further limited to the market value of the gold bullion held in GLDM's allocated account with ICBC and the amount of the gold bullion credited to GLDM's unallocated account with ICBC at the time such negligence, fraud, or willful default is either discovered by or notified to ICBC, provided that ICBC notifies the Sponsor and the Trust promptly after any discovery. Except for ICBC’s obligation to use commercially reasonable efforts to promptly transport gold held with a subcustodian to itself, ICBC is not liable for the acts or omissions, or for the insolvency of, any of its subcustodians unless the appointment of a subcustodian was made fraudulently, negligently or in bad faith or not otherwise in accordance with the ICBC Allocated Account Agreement. Furthermore, ICBC has no duty to make or take or to require any subcustodian selected by it to make or take any special arrangements or precautions beyond those required by applicable rules, regulations and practices or as specifically set forth in the ICBC Custody Agreements. ICBC is not liable for any delay in performance or any non-performance of any of its obligations under the ICBC Custody Agreements by reason of any cause beyond ICBC’s reasonable control.

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

Termination

Each Custody Agreement may be terminated by the Trust or the relevant Custodian upon 90 business days’ prior written notice or immediately upon certain events of insolvency of the other party.  The ICBC Custody Agreements may also be terminated immediately by written notice (1) in the event it becomes unlawful for ICBC or the Trust to be a party to the agreement or for ICBC to offer its services to the Trust or for the Trust to receive such services, (2) by the Trust if the Custodian ceases to offer the services contemplated by the ICBC Custody Agreements or withdraws from the gold bullion business or (3) by the Custodian if the Trust fails to provide requested confirmations and evidence of the Trust’s compliance with certain sanctions related obligations. The JPMorgan Custody Agreements may also be terminated immediately by written notice by JPMorgan if the Trust breaches, or if JPMorgan has reasonable grounds to believe that the Trust has breached, certain sanctions related representations in the JPMorgan Custody Agreements.

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

Investment by Certain Retirement Plans

Code Section 408(m) provides that the acquisition of a “collectible" by an IRA, or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a), is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The IRS has issued private letter rulings to taxpayers, including an affiliate of the Sponsor, concluding that the purchase of shares in trusts similar to GLDM by an IRA owner or plan participant will not constitute the acquisition of a collectible or be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, if any of the shares so purchased are distributed from an IRA or plan account to the IRA owner or plan participant, or if any gold received by such IRA or plan account upon the redemption of any of the shares purchased by it is distributed (or treated as distributed under Code section 408(m)) to the IRA owner or plan participant, the shares or gold so distributed will be subject to U.S. federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code section 408(d), 408(m) or 402. Private letter rulings are only binding on the IRS with respect to the taxpayer to which they are issued. GLDM has neither requested nor obtained, nor intends to request or obtain, such a private letter ruling. Accordingly, IRA owners and plan participants are strongly urged to consult with their tax advisors before directing any such accounts to invest in the Shares. See also “ERISA and Related Considerations.”

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

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to (1) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) whether the investment would constitute a direct or indirect non-exempt “prohibited transaction” with a “party in interest” or “disqualified person,” as described in ERISA section 406 or Code section 4975, as applicable; (3) the Plan’s funding objectives; and (4) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio, and the Plan’s need for sufficient liquidity to pay benefits when due.

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

Further, the calculation of the LBMA Gold Price is not an exact process. Rather, it is based upon a procedure of matching orders from participants in the auction process and their customers to sell gold with orders from participants in the auction process and their customers to buy gold at particular prices. The LBMA Gold Price does not therefore purport to reflect each buyer or seller of gold in the market, nor does it purport to set a definitive price for gold at which all orders for sale or purchase will take place on that particular day or time. All orders placed into the auction process by the participants will be executed based on the price determined pursuant to the LBMA Gold Price auction process (provided that orders may be cancelled, increased or decreased while the auction is in progress). It is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Gold Price on any given date.

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

Under the Custody Agreements, each Custodian agrees that it will hold all of GLDM’s gold bullion bars in its own vault premises except when the gold bullion bars have been allocated in a vault other than the Custodian’s vault premises, and in such cases each Custodian agrees that it will use commercially reasonable efforts to promptly transport the gold bullion bars to the Custodian’s London vault, at the Custodian’s cost and risk. Nevertheless, there will be periods of time when some portion of GLDM’s gold bullion bars will be held by one or more subcustodians appointed by a Custodian.

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

If any subcustodian that holds gold bullion on a temporary basis does not exercise due care in the safekeeping of GLDM’s gold bullion bars, the ability of GLDM or the Custodians to recover damages against such subcustodian may be limited to only such recourse, if any, as may be available under applicable English law or, if the subcustodian is not located in England, under other applicable law. This is because there are expected to be no written contractual arrangements between subcustodians who may hold GLDM’s gold bullion bars and the Trust or the Custodians, as the case may be. If the Trust’s or a Custodian’s recourse against the subcustodian is so limited, GLDM may not be adequately compensated for the loss. For more information on the Trust’s and the Custodians’ ability to seek recovery against subcustodians and the subcustodian’s duty to safekeep GLDM’s gold bullion bars, see “Custody of GLDM's Gold.”

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

Although it is expected that GLDM’s direct counterparties will generally have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, these safeguards may not be in place for all parties whose activities may affect the performance of GLDM, and these safeguards, even if implemented, may not be successful in preventing losses associated with such unforeseen circumstances and events. Moreover, the systems and applications on which GLDM relies may not continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, GLDM, any such unforeseen circumstances and events or operational failures may further distract the counterparties or personnel on which GLDM relies, reducing their ability to conduct the activities on which GLDM is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost-effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for GLDM to operate in more typical circumstances.

GLDM, as well as the Sponsor and its service providers, are vulnerable to the effects of geopolitical events, including ongoing and escalating conflicts in the Middle East, the continuation of the war in Ukraine, and changes in international trade policy.

Geopolitical events, including ongoing and escalating conflicts in the Middle East, the continuation of the war in Ukraine, and other global hostilities, could disrupt and potentially impact the business activities of the Sponsor and its service providers and have an adverse effect on GLDM.

On October 7, 2023, militants from Gaza launched a large-scale attack on Israeli towns, resulting in the deaths of civilians and soldiers and the taking of hostages. In response, Israel declared war on Hamas and initiated military operations targeting Hamas and other militant groups in Gaza. The continuing conflict has led to broader regional instability, military escalation, and the responses of global political actors—including sanctions, diplomatic interventions, and military posturing—which has increased volatility in financial markets and may continue to do so. These developments could adversely affect regional and global economic conditions and contribute to fluctuations in the price of gold and, consequently, the price of the Shares. Additional risks include disruptions to global shipping routes, energy markets, and the broader commodities supply chain, all of which could impact the gold market.

Similarly, the war in Ukraine, which began with Russia’s invasion in February 2022, continues to pose geopolitical and economic risks. In response to the invasion, the London Bullion Market Association (LBMA) suspended the accreditation of six Russian precious metals refiners on March 7, 2022, although bars produced prior to that date remain accepted as good delivery. Further, the United States, United Kingdom, and European Union have imposed restrictions on the import, purchase, and transfer of Russian-origin gold. These measures include:

• U.S. regulations prohibiting the import of Russian-origin gold as of June 28, 2022;
• U.K. regulations banning the import, acquisition, and delivery of Russian-origin gold after July 21, 2022;
• E.U. regulations prohibiting the import, purchase, or transfer of Russian-origin gold exported after July 22, 2022.

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

In addition to the risks posed by armed conflict and sanctions, changes in international trade policy, including the imposition of tariffs or other trade barriers, could impact the price of gold and the value of the Shares. The price of gold is subject to fluctuations due to a variety of geopolitical and macroeconomic factors, including changes in trade policy. The imposition of tariffs or other trade barriers by major gold-importing or -exporting countries may disrupt global supply chains, reduce cross-border demand, or increase the cost of gold production. In addition, trade disputes and related policy uncertainty may contribute to increased market volatility, which could affect investor sentiment and the market price of gold. Trade tensions and related policy uncertainty may also lead to currency fluctuations, particularly in the U.S. dollar, which could impact the price of gold as it is typically denominated in U.S. dollars. These developments may positively or negatively impact the price of gold and the value of the Shares.

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

The Administrator, the Custodians, and other service providers engaged by GLDM maintain such insurance as they deem adequate with respect to their respective businesses. Shareholders cannot be assured that any of the aforementioned parties will maintain any insurance with respect to the GLDM’s assets held or the services that such parties provide to GLDM and, if they maintain insurance, that such insurance is sufficient to satisfy any losses incurred by them in respect of their relationship with GLDM. Accordingly, GLDM will have to rely on the efforts of the service provider to recover from their insurer compensation for any losses incurred by GLDM in connection with such arrangements.

The Trust's and GLDM's obligation to indemnify certain of its service providers could adversely affect an investment in the Shares.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

GLDM does not have any officers, directors or employees. The Sponsor is responsible for the oversight and overall management of GLDM. The Sponsor is an indirect wholly owned subsidiary of the World Gold Council and relies on the World Gold Council’s cybersecurity program for its own risk management.  GLDM also relies on the cybersecurity programs of its service providers. The Board of Directors of the Sponsor (the “Board of Directors”) receives reports from the Sponsor's officers detailing the Sponsor's cybersecurity review processes, any potential risks and any incidents which could impact GLDM.  The Board of Directors also periodically receives, and reviews reports from the World Gold Council and GLDM’s service providers regarding their cybersecurity programs.

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

Cybersecurity Program Overview

The World Gold Council has a comprehensive cybersecurity program built around the National Institute of Standards and Technology’s Cybersecurity Framework which is overseen by the World Gold Council’s Chief Technology Officer. The program incorporates a variety of strategies and measures aimed at identifying, protecting, detecting, responding to and recovering from cyber incidents. The program’s key components include risk assessment and management, where the Operational Risk Committee of the World Gold Council, of which the Principal Financial and Accounting Officer of the Sponsor is a member, identifies potential threats and vulnerabilities and implements appropriate controls to mitigate those vulnerabilities. As part of the program, the World Gold Council (1) develops and enforces security policies and procedures, providing guidelines for safe and secure operations, (2) prioritizes employee training and awareness, as human error is often a significant factor in security breaches, (3) conducts regular security audits and assessments to ensure that the program remains effective and up to date with evolving threats, and (4) incorporates advanced technologies such as identity management, encryption, firewalls, anti-malware and intrusion detection systems to provide multiple layers of defense against cyber-attacks.

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

Management’s Role in Cybersecurity Risk Management

The Sponsor conducts annual due diligence on GLDM’s service providers, including the Administrator and Custodians, which includes a review of the relevant service provider's operational and cybersecurity controls. The Sponsor's officers review and report the results of this annual review and any incidents or perceived risks to the Board of Directors.

Board Oversight of Cybersecurity Risks

The Board of Directors receives a report from the Sponsor's officers detailing the Sponsor's annual due diligence on GLDM's service providers, including a summary of any potential operational or cybersecurity risks and any incidents which could impact GLDM.  The Board of Directors also periodically receives reports from the World Gold Council and GLDM’s service providers regarding their cybersecurity programs.

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

HOLDERS OF RECORD

As of October 31, 2025, there were approximately 146 DTC participating shareholders of record of GLDM. Because most of the Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

ISSUER PURCHASE OF SHARES

Although GLDM does not purchase Shares directly from its shareholders, in connection with its redemption of Creation Units, GLDM redeemed 61,400,000 Shares (614 Creation Units) during the year ended September 30, 2025, including 37,000,000 Shares (37 Creation Units) for the three months ended September 30, 2025 as set forth in the table below.

	Total number of	Average ounces
Period	Shares redeemed	of gold per Share
7/1/25 to 7/31/25	1,600,000	0.01980
8/1/25 to 8/31/25	13,600,000	0.01980
9/1/25 to 9/30/25	21,800,000	0.01980
TOTAL	37,000,000	0.01980

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

SPDR® Gold MiniShares® Trust (“GLDM”) is the only operational Fund as of September 30, 2025. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.

Investing in the Shares does not insulate the investor from risks, including price volatility. The following chart illustrates the movement in the market price of the Shares and NAV of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since the day the Shares first began trading on the NYSE Arca:

Share price & NAV v. gold price—June 26, 2018 to September 30, 2025

Critical Accounting Policy

Valuation of Gold, Definition of Net Asset Value

GLDM values the investment in gold bullion at fair value. The Bank of New York Mellon (the “Administrator”) will value any gold bullion held by GLDM based on the price of an ounce of gold as determined by the ICE Benchmark Administration Limited. In determining the NAV, the Administrator will value the gold bullion held by GLDM based on the LBMA Gold Price PM. The Administrator will calculate the NAV on each day the NYSE Arca is open for regular trading, at the earlier LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. Gold held by GLDM is reported at fair value on the Statement of Financial Condition.

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

Bureau Veritas Commodities UK Ltd. (formerly Inspectorate International Limited) ("Bureau Veritas") conducts two counts each year of the gold bullion held on behalf of GLDM at the vaults of the Custodians. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th.  On September 30, 2025, Bureau Veritas concluded the annual full count of the Trust’s gold bullion held by JPMorgan at its London vault. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently at JPMorgan's London vault on March 14, 2025. During the period in which both the annual count and the second count took place, ICBC did not hold any gold on behalf of GLDM and JPMorgan did not hold any gold on behalf of GLDM at its New York or Zurich vaults and, as a result, counts were not conducted at those vault locations. The results can be found on www.spdrgoldshares.com. The Sponsor generally visits the vaults of the Custodians twice a year as part of its due diligence procedures.

The table below summarizes the impact of unrealized appreciation on GLDM’s gold holdings at September 30, 2025 and 2024:

(Amount in 000’s of US$)	Sep-30, 2025	Sep-30, 2024
Investment in gold – cost	$14,202,521	$6,671,768
Unrealized appreciation/(depreciation) on investment in gold	6,653,373	2,489,255
Investment in gold – market value	$20,855,894	$9,161,023

Review of Financial Results

Financial Highlights

	For the	For the	For the
(All amounts in the following table and the subsequent paragraphs are in	year ended	year ended	year ended
000’s of US$)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
Net realized and change in unrealized gain/(loss) on investment in gold	$5,322,281	$2,430,120	$552,021
Net income	$5,309,224	$2,423,086	$546,285
Net cash provided by operating activities	$—	$—	$—

GLDM’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2025 of $5,322,281 is made up of a realized gain of $3,626 from the sale of gold to pay Sponsor fees, a realized gain of $1,154,537 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $4,164,118 on investment in gold.

GLDM’s net realized and change in unrealized gain on investment in gold for the year ended September 30, 2024 of $2,430,120 is made up of a realized gain of $1,232 from the sale of gold to pay Sponsor fees, a realized gain of $266,368 from gold distributed for the redemption of shares, and a change in unrealized appreciation of $2,162,520 on investment in gold.

GLDM’s net realized and change in unrealized loss on investment in gold for the year ended September 30, 2023 of $552,021 is made up of a realized gain of $393 from the sale of gold to pay Sponsor fees, a realized gain of $52,550 from gold distributed for the redemption of shares, and a change in unrealized depreciation of $499,078 on investment in gold.

Selected Supplemental Data

	Year ended	Year ended	Year ended
(Amounts, except for per ounce and per share, are in 000’s)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
Ounces of Gold:
Opening balance	3,483.3	3,090.0	2,806.9
Creations (excluding gold receivable at September 30, 2025 – 0; September 30, 2024 – 0 and September 30, 2023 – 0)	3,208.5	1,038.9	817.8
Redemptions (excluding gold payable at September 30, 2025 – 0; September 30, 2024 – 19,818.3 and September 30, 2023 – 7,948.2)	(1,235.9)	(642.5)	(531.7)
Sales of gold	(3.9)	(3.1)	(3.0)
Closing balance	5,452.1	3,483.3	3,090.0
Gold price per ounce – LBMA Gold Price PM	$3,825.30	$2,629.95	$1,870.50
Market value of gold holdings (in 000's)	$20,855,894	$9,161,023	$5,779,814
Number of Shares (in 000’s):
Opening balance	174,750	155,350	139,750
Creations	162,000	52,400	41,200
Redemptions	(61,400)	(33,000)	(25,600)
Closing balance	275,350	174,750	155,350

In the year ended September 30, 2025, 162,000,000 Shares (1620 Creation Units) were created in exchange for 3,208,532.0 ounces of gold, 61,400,000 Shares (614 Creation Units) were redeemed in exchange for 1,216,045.0 ounces of gold and 3,919.8 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations were completed in the normal course of business.

As at September 30, 2025, the amount of gold owned by GLDM and held by the Custodians in their vaults was 5,452,093.6 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value $20,855,893,744 based on the LBMA Gold Price PM on September 30, 2025 (cost—$14,202,521,382).

As at September 30, 2024, the amount of gold owned by GLDM and held by ICBC, as the only custodian at the time, in its vault was 3,483,344.7 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value $9,161,022,521 based on the LBMA Gold Price PM on September 30, 2024 (cost—$6,671,767,835).

As at September 30, 2023, the amount of gold owned by GLDM and held by ICBC, as the only custodian at the time, in its vault was 3,089,983.5 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value $5,779,814,053 based on the LBMA Gold Price PM on September 30, 2023 (cost—$5,453,079,469).

Cash Flow from Operations

GLDM had no net cash flow from operations in the years ended September 30, 2025, 2024 and 2023. Cash received in respect of gold sold to pay expenses in the years ended September 30, 2025, 2024 and 2023 was the same as those expenses, resulting in a zero cash balance at September 30, 2025, 2024 and 2023.

Off-Balance Sheet Arrangements

Neither GLDM nor the Trust is a party to any off-balance sheet arrangements.

Cash Resources and Liquidity

At September 30, 2025 and 2024, GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from October 1, 2020 to September 30, 2025.

Daily Gold Price - October 1, 2020 - September 30, 2025

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the three and twelve-month periods for the prior three years and for the period from June 26, 2018 (the date the Shares began trading on the NYSE Arca) to September 30, 2025, based on the LBMA Gold Price were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day(1)
Three months to December 31, 2022	$1,725.85	$1,823.55	Dec 13, 2022	$1,628.75	Nov 3, 2022	$1,812.35	Dec 30, 2022	(2)
Three months to March 31, 2023	$1,889.92	$1,993.80	Mar 24, 2023	$1,810.95	Feb 24, 2023	$1,979.70	Mar 31, 2023
Three months to June 30, 2023	$1,975.93	$2,048.45	Apr 13, 2023	$1,899.60	Jun 29, 2023	$1,912.25	Jun 30, 2023
Three months to September 30, 2023	$1,928.23	$1,976.10	July 20, 2023	$1,870.50	Sep 29, 2023	$1,870.50	Sep 29, 2023
Three months to December 31, 2023	$1,971.49	$2,078.40	Dec 28, 2023	$1,818.95	Oct 4, 2023	$2,062.40	Dec 29, 2023	(2)
Three months to March 31, 2024	$2,069.80	$2,214.35	Mar 28, 2024	$1,985.10	Feb 14, 2024	$2,214.35	Mar 28, 2024
Three months to June 30, 2024	$2,338.18	$2,427.30	May 21, 2024	$2,264.50	Apr 2, 2024	$2,330.90	Jun 28, 2024
Three months to September 30, 2024	$2,474.29	$2,663.75	Sep 26, 2024	$2,329.10	Jul 1, 2024	$2,629.95	Sep 30, 2024
Three months to December 31, 2024	$2,663.38	$2,777.80	Oct 30, 2024	$2,567.30	Nov 14, 2024	$2,610.85	Dec 31, 2024	(2)
Three months to March 31, 2025	$2,859.62	$3,115.10	Mar 31, 2025	$2,633.35	Jan 6, 2025	$3,115.10	Mar 31, 2025
Three months to June 30, 2025	$3,280.35	$3,435.35	Jun 13, 2025	$3,014.75	Apr 7, 2025	$3,287.45	Jun 30, 2025
Three months to September 30, 2025	$3,456.54	$3,826.85	Sep 29, 2025	$3,298.85	Jul 31, 2025	$3,825.30	Sep 30, 2025
Twelve months ended September 30, 2023	$1,879.53	$2,048.45	Apr 13, 2023	$1,628.75	Nov 3, 2022	$1,870.50	Sep 29, 2023
Twelve months ended September 30, 2024	$2,216.95	$2,663.75	Sep 26, 2024	$1,818.95	Oct 4, 2023	$2,629.95	Sep 30, 2024
Twelve months ended September 30, 2025	$3,067.98	$3,826.85	Sep 29, 2025	$2,567.30	Nov 14, 2024	$3,825.30	Sep 30, 2025
June 26, 2018 to September 30, 2025	$1,943.74	$3,826.85	Sep 29, 2025	$1,178.40	Aug 17, 2018	$3,825.30	Sep 30, 2025

(1)

The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Indenture and the basis used for calculating the Net Asset Value of the Trust.

(2)

There was no LBMA Gold Price PM on the last business day of December 2024, 2023 or 2022. The LBMA Gold Price AM on the last business day of December 2024, 2023 and 2022 was $2,610.85. $2,062.40, and $1,812.35, respectively. The Net Asset Value of the Trust on December 31, 2024, 2023 and 2022 was calculated using the LBMA Gold Price AM.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the fiscal year ended September 30, 2025.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2025, the Trust’s disclosure controls and procedures were effective.

Change in Internal Control Over Financial Reporting

There was no change in the Trust’s or GLDM's internal controls over financial reporting that occurred during the year ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s and GLDM's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s and GLDM's assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s and GLDM's receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s and GLDM's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s and GLDM’s internal control over financial reporting as of September 30, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s and GLDM’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust and GLDM maintained effective internal control over financial reporting as of September 30, 2025.

November 25, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Trustee of SPDR® Gold MiniShares® Trust, the Trustee of World Gold Trust and the Board of Directors of WGC USA Asset Management Company, LLC:

Opinion on Internal Control Over Financial Reporting

We have audited World Gold Trust’s (the Trust) and its series SPDR® Gold MiniShares® Trust’s (the Fund) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust and the Fund maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the (1) combined statements of financial condition of the Trust, including the combined schedules of investment, as of September 30, 2025 and 2024, the related combined statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2025, and the related notes, and (2) the statements of financial condition of the Fund, including the schedules of investment, as of September 30, 2025 and 2024, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2025, and the related notes (collectively, the combined and individual financial statements), and our reports dated November 25, 2025 expressed an unqualified opinion on those combined and individual financial statements.

Basis for Opinion

The management of WGC USA Asset Management Company, LLC (the Trust’s and Fund’s sponsor) is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s and Fund's internal control over financial reporting based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust and Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

November 25, 2025

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

Joseph R. Cavatoni, age 57, is the Principal Executive Officer of the Sponsor. Mr. Cavatoni is also the Principal Executive Officer of World Gold Trust Services, LLC, an affiliate of the Sponsor (“WGTS”), and the Chief Market Strategist (North America) at the World Gold Council (“WGC”). Prior to joining WGC as Managing Director USA and ETFs in September 2016, from April 2009 to December 2015, Mr. Cavatoni served with BlackRock Investments, LLC, as part of BlackRock, Inc., a publicly traded investment management firm, first as the head of iShares Capital Markets in Asia Pacific (2009) and as Head of iShares Capital Markets and Product Development in the same region (2009-2011). From November 2011 to December 2015, Mr. Cavatoni served as a BlackRock Managing Director and Head of iShares Capital Markets, Americas. From August 2003 to April 2009, Mr. Cavatoni served with UBS Securities Asia Limited, first as Executive Director, Head of Swaps, Asia (2003-2006) and then as Managing Director, Head of Equity Finance APAC (2006-2009). Prior to that, he served with Merrill Lynch & Company, Inc. from June 1994 to May 2003 as Senior Credit Analyst, Credit and Risk Management Team in New York (1994-1995), Vice President, Credit and Risk Management Team, Hong Kong (1995-2000) and Director, Head of Prime Brokerage Asia, Japan and Australia (2000-2003). Mr. Cavatoni received his Bachelor of Business Administration degree from The George Washington University and his Master of Business Administration degree from Northwestern University and the Hong Kong University of Science and Technology.

Amanda Krichman, age 34, is the Principal Financial and Accounting Officer of the Sponsor. Ms. Krichman is also the Principal Financial and Accounting Officer of WGTS and the Funds Chief Operating Officer at WGC. Prior to joining WGC in October 2022, Ms. Krichman was Vice President and Head of US Registered Funds Services at Goldman Sachs Asset Management from December 2021 to October 2022. Ms. Krichman was Director of ETF Product Development from September 2021 to December 2021, and Senior Associate of ETF Product Development from December 2018 to September 2021 at New York Life Investments. Prior to that she held various roles at Goldman Sachs Asset Management from July 2013 to November 2018. Ms. Krichman received her Bachelor's degree from Syracuse University and her Master of Business Administration degree from New York University.

William J. Shea, age 77, has served as Chairman of the Board of Directors of the Sponsor since January 2013 and is a member of the Board’s Audit Committee. Mr. Shea has also served as a Director on the Board of Directors of WGTS since January 2017 and is a member of that board’s Audit Committee. He has more than 35 years of experience in the financial services industry and in business restructurings. He was elected to the Board of Directors of Caliber ID, Inc. in 2001 and was appointed Chairman in December 2010. Prior to his appointment to the Board of Caliber ID, he served as Executive Chairman of Royal & Sun Alliance (RSA), USA from January 2005 to December 2006, and oversaw its divestiture from RSA, a large public insurance company headquartered in the United Kingdom. From 2001 to 2004, he was Chief Executive Officer of Conseco, Inc., a publicly held diversified insurance and financial services firm that he guided through the federal bankruptcy and restructuring process. From January 1997 to February 2001, he oversaw the turnaround of Centennial Technologies, Inc., a high technology manufacturing company in the flash memory business. Mr. Shea served as Vice Chairman of BankBoston Corporation from January 1993 to August 1998. He was the Vice Chairman and a Senior Partner of Coopers & Lybrand (now PricewaterhouseCoopers), an international public accounting firm, for whom he worked from June 1974 to December 1992. Mr. Shea sits on the boards of AIG SunAmerica, a mutual funds company, and is Chairman of the Board of Demoulas Supermarkets, Inc., a privately held retail grocery store chain in New England. He was a board member of Boston Private Financial Holdings, a public bank holding company, and its related bank from June 2004 to May 2014. Mr. Shea has served on the boards of the Boston Children’s Hospital, Northeastern University, NASDAQ OMXBX, and the Boston Stock Exchange. Mr. Shea holds both a Bachelor of Arts degree and a Master of Arts degree in Economics.

The Sponsor has concluded that Mr. Shea should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and an international public accounting firm, his extensive experience in business restructurings, and the experience he has gained serving as a director of WGTS.

Molly Duffy, age 56, has served as a Director on the Board of Directors of the Sponsor since April 2022, and is a member of the Board’s Audit Committee. Ms. Duffy has also served as a Director on the Board of Directors of WGTS since April 2022 and is a member of that board’s Audit Committee. Ms. Duffy is the Head of Financial Markets, Europe and Americas at Standard Chartered Bank. Based in New York, Ms. Duffy leads the strategy and governance of the Europe and Americas regions across Foreign Exchange, Rates, Credit, Commodities, Debt Capital Markets, Loan Syndication, Leveraged & Acquisition Finance, Project & Export Finance, Aviation Finance, and Securities Services businesses. In addition, Ms. Duffy is responsible for delivering coordinated solutions and senior relationship management to the Bank’s most complex and significant financial institutions and corporate clients across Europe and Americas. Ms. Duffy is a member of the Global Financial Markets Management Team, UK/Europe Regional Management Team, and US Management Team. Ms. Duffy is also CEO of the US Broker Dealer, Standard Chartered Securities North America LLC. Prior to joining Standard Chartered in 2017, Ms. Duffy was a Managing Director in the Global Markets Key Account Management Group at Credit Suisse. During her career at Credit Suisse, Ms. Duffy also held several senior production and management roles, including Head of Macro Sales Americas and Head of Global Currencies & Emerging Markets Sales Americas. Ms. Duffy holds a Bachelor’s degree in Political Science from Boston College.

The Sponsor has concluded that Ms. Duffy should serve as Director because of her knowledge and extensive experience in leadership roles at Standard Chartered Bank and the experience she has gained serving as a director of WGTS.

Carlos Rodriguez, age 53, has served as a Director on the Board of Directors of the Sponsor since February 2019 and is Chairman of the Board’s Audit Committee. Mr. Rodriguez has also served as a Director on the Board of Directors of WGTS since February 2019 and is a member of that board’s Audit Committee. Mr. Rodriguez began his career on Wall Street in the Public Finance Department of Merrill Lynch in 1996, where he focused on interest rate hedging strategies for municipal clients and non-for-profit institutions. After working several years covering banking clients, he shifted his focus to trading, where he rose to manage Merrill Lynch’s proprietary municipal investments portfolio until December 2000. Mr. Rodriguez has since worked at WestLB, from December 2000 to May 2003, where he managed the bank’s complex guaranteed reinvestment contract business, and BNP Paribas, from May 2003 to May 2004, where he served as Director and Head of Municipals. From May 2004 to August 2010, Mr. Rodriguez served as Director and Managing Director of Deutsche Bank and worked to establish the bank’s public finance efforts. As Managing Director, Mr. Rodriguez subsequently led Credit Suisse’s global rates structuring effort in London from August 2010 until June 2016. Mr. Rodriguez retired from banking in June 2016, and remained retired until March 2017, when he launched a private equity fund that focuses on lower middle market companies. He also devotes his time to personal investing as well as volunteering for local causes and mentoring local entrepreneurs.

The Sponsor has concluded that Mr. Rodriguez should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and the experience he has gained serving as a director of WGTS.

David Tait, age 63, has served as a Director on the Board of Directors of the Sponsor and WGTS since February 25, 2019. Mr. Tait has also served as the Chief Executive Officer of WGC since January 2019. Prior to joining WGC, Mr. Tait served as Executive Producer with EMU Films from April 2016 to January 2019. Mr. Tait served as the Global Head of Fixed Income Macro Products at Credit Suisse from January 2012 until April 2016. Mr. Tait also served as a Managing Director of Union Bank of Switzerland from October 2009 until December 2011. He is currently an Independent Member of the Bank of England’s FICC Market Standards Board, which he joined in July 2017. Mr. Tait is also a major supporter of the National Society for the Prevention of Cruelty to Children and has raised over £1 million by climbing Mount Everest on five occasions. He was awarded an MBE by the Queen for his services to the charity.

The Sponsor has concluded that Mr. Tait should serve as Director because of the knowledge and extensive experience he gained in a variety of leadership roles with different financial institutions and the experience he has gained serving as the Chief Executive Officer of World Gold Council and director of WGTS.

Policies of the Sponsor

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

Since neither GLDM nor the Trust have any directors, officers or employees, neither GLDM nor the Trust have adopted an insider trading policy governing the purchase, sale and other disposition of the Shares. The World Gold Council has adopted a Personal Account Trading Policy (the "Policy") which is reasonably designed to comply with applicable laws and regulations to prevent any conflicts of interest and the misuse of material non-public information.  The Policy prohibits individuals subject to it from trading in any securities while in possession of material non-public information obtained through their role at the World Gold Council or from otherwise disclosing any such material non-public information outside of the World Gold Council. The officers and directors of the Sponsor are governed by the terms of the Policy. The Policy is reviewed periodically and updated as needed to comply with applicable laws, regulations and best practices.  The Policy is filed as Exhibit 19.1 to this report.

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

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185

Fees for services performed by KPMG LLP for the years ended September 30, 2025 and 2024 were:

	Years Ended September 30,
	2025	2024
Audit fees	$80,500	$78,500
Audit-related fees	6,375	25,000
Total	$86,875	$103,500

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2025, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV

Item 15.     Exhibits and Financial Statements Schedules

1.    Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.    Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.    Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

3.1	Certificate of Trust	S-1	3.1	8/28/15

3.2	Certificate of Amendment to Certificate of Trust	S-1/A	3.2	8/30/16

3.3	Second Certificate of Amendment to Certificate of Trust	S-1/A	3.3	5/4/18

4.1	Fourth Amended and Restated Agreement and Declaration of Trust, dated April 16, 2018	S-1/A	4.2	5/4/18

4.1.1	Amendment No. 1 to Fourth Amended and Restated Agreement and Declaration of Trust, dated February 6, 2020	10-Q	4.1.1	2/7/20

4.1.2	Amendment No. 2 to the Fourth Amended and Restated Declaration of Trust, dated December 1, 2023	8-K	4.1.2	12/4/23

4.2	Form of Authorized Participant Agreement	10-K	4.2	9/30/24

4.3	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	4.3	11/22/23

10.1	Second Amended and Restated Allocated Gold Account Agreement, dated October 24, 2023 between World Gold Trust, on behalf of its series, SPDR® Gold MiniShares® Trust, and ICBC Standard Bank plc	8-K	10.1	10/27/23

10.2	First Amended and Restated Unallocated Bullion Account Agreement, dated October 24, 2023 between World Gold Trust, on behalf of its series, SPDR® Gold MiniShares® Trust, and ICBC Standard Bank plc	8-K	10.2	10/27/23

10.2.1	First Amendment to the First Amended and Restated Unallocated Gold Account Agreement dated May 28, 2024 between World Gold Trust, on behalf of its series, SPDR® Gold MiniShares® Trust, and ICBC Standard Bank plc	8-K	10.2.1	5/29/24

10.3	Fund Administration and Accounting Agreement, dated January 5, 2017	S-1/A	10.4	1/9/17

10.3.1	Amendment to Fund Administration and Accounting Agreement, dated June 6, 2018	S-1/A	10.3	6/13/18

10.3.2	Second Amendment to the Fund Administration and Accounting Agreement, dated October 11, 2019	10-K	10.3.2	12/10/19

10.4	Transfer Agency and Service Agreement, dated January 5, 2017	S-1/A	10.5	1/9/17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

10.4.1	Amendment to Transfer Agency and Service Agreement, dated June 6, 2018	S-1/A	10.6	6/13/18

10.4.2	Second Amendment to the Transfer Agency and Service Agreement, dated October 11, 2019	10-K	10.4.2	12/10/19

10.4.3	Third Amendment to Transfer Agency and Service Agreement dated December 1, 2023	8-K	10.4.3	12/4/23

10.4.4	Fourth Amendment to Transfer Agency and Service Agreement dated May 28, 2024	8-K	10.4.4	5/29/24

10.5	Amended and Restated Sponsor Agreement, dated October 14, 2016	S-1/A	10.7	1/9/17

10.5.1	Amendment to Amended and Restated Sponsor Agreement, dated November 28, 2017	10-K	10.11	11/29/17

10.5.2	Second Amendment to Amended and Restated Sponsor Agreement, dated June 12, 2018	S-1/A	10.9	6/13/18

10.5.3	Third Amendment to Amended and Restated Sponsor Agreement dated February 4, 2022	8-K	10.5.3	2/4/22

10.6	Custody Agreement (U.S. Dollar Only), dated January 5, 2017	S-1/A	10.8	1/9/17

10.6.1	Amendment to Custody Agreement (U.S. Dollar Only), dated June 6, 2018	S-1/A	10.11	6/13/18

10.6.2	Second Amendment to Custody Agreement (U.S. Dollar Only), dated October 11, 2019	10-K	10.6.2	12/10/19

10.7	Master Marketing Agent Agreement, dated July 17, 2015	S-1/A	10.10	8/30/16

10.7.1	First Amendment to the Marketing Agent Agreement, dated May 4, 2018	S-1/A	10.13	6/13/18

10.8	Allocated Precious Metal Account Agreement dated December 1, 2023 between JPMorgan Chase Bank, N.A. and World Gold Trust, on behalf of its series, SPDR Gold MiniShares Trust	8-K	10.8	12/4/23

10.9	Unallocated Precious Metal Account Agreement dated December 1, 2023 between JPMorgan Chase Bank, N.A. and World Gold Trust, on behalf of its series, SPDR Gold MiniShares Trust	8-K	10.9	12/4/23

19.1*	Personal Account Trading Policy

23.1*	Consent of KPMG LLP

23.2*	Consent of Carter Ledyard & Milburn LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy	10-K/A	97.1	12/19/24

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

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

Date: November 25, 2025

*         The registrant is a trust and the persons are signing in their capacities as officers or directors of WGC USA Asset Management Company, LLC, the Sponsor of the registrant.

WORLD GOLD TRUST

FINANCIAL STATEMENTS AS OF September 30, 2025

Report of Independent Registered Public Accounting Firm

To the Trustee of World Gold Trust and the Board of Directors of WGC USA Asset Management Company, LLC:

Opinion on the Combined Financial Statements

We have audited the accompanying combined statements of financial condition of World Gold Trust and its series (the Trust), including the combined schedules of investment, as of September 30, 2025 and 2024, the related combined statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2025, and the related notes (collectively, the combined financial statements). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2025 and 2024, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 25, 2025 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the gold holdings

As disclosed in the combined schedule of investment, as of September 30, 2025, the Trust’s market value of gold holdings was $20.9 billion, representing approximately 100% of the Trust’s total assets. All of the gold holdings, which were 5.5 million ounces as of September 30, 2025, were held by third-party custodians (the custodians).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the Trust as of September 30, 2025.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Trust’s gold holdings process, including controls over (1) the comparison of the Trust’s records of gold held to the custodians' records and (2) the approval of gold deposits and withdrawals by the trustee of the Trust. We obtained schedules directly from the custodians of the Trust’s gold holdings held by the custodians as of September 30, 2025. We compared the total ounces on such schedules to the Trust’s record of gold holdings. We also attended and observed part of the physical count of the Trust’s gold holdings performed at the custodians' location by a third party engaged by the Trust’s sponsor. We obtained the physical count results of that third party and reconciled them to both the Trust’s and the custodians' records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2016.

New York, New York

November 25, 2025

World Gold Trust

Combined Statements of Financial Condition

at September 30, 2025 and 2024

(Amounts in 000’s of US$ except for share and per share data)	Sep-30, 2025	Sep-30, 2024
ASSETS
Investments in Gold, at fair value (cost $14,202,521 and $6,671,768 at September 30, 2025 and 2024, respectively)	$20,855,894	$9,161,023
Total Assets	$20,855,894	$9,161,023
LIABILITIES
Accounts payable to Sponsor	$1,629	$733
Gold payable	—	52,121
Total Liabilities	$1,629	$52,854
Net Assets	$20,854,265	$9,108,169

See notes to the combined financial statements.

World Gold Trust

Combined Schedules of Investment

(Amounts in 000’s except for percentages)

September 30, 2025	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	5,452.1	$14,202,521	$20,855,894	100.01%
Total Investment		$14,202,521	$20,855,894	100.01%
Liabilities in excess of other assets			(1,629)	(0.01)%
Net Assets			$20,854,265	100.00%

September 30, 2024	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	3,483.3	$6,671,768	$9,161,023	100.58%
Total Investment		$6,671,768	$9,161,023	100.58%
Liabilities in excess of other assets			(52,854)	(0.58)%
Net Assets			$9,108,169	100.00%

See notes to the combined financial statements.

World Gold Trust

Combined Statements of Operations

For the years ended September 30, 2025, 2024 and 2023

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$, except per share data)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
EXPENSES
Sponsor fees	$13,057	$7,034	$5,736
Total expenses	13,057	7,034	5,736
Net investment loss	(13,057)	(7,034)	(5,736)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	3,626	1,232	393
Net realized gain/(loss) from gold distributed for the redemption of shares	1,154,537	266,368	52,550
Net change in unrealized gain/(loss) on investment in gold	4,164,118	2,162,520	499,078
Net realized and change in unrealized gain/(loss) on investment in gold	5,322,281	2,430,120	552,021
Net income/(loss)	$5,309,224	$2,423,086	$546,285

See notes to the combined financial statements.

World Gold Trust

Combined Statements of Cash Flows

For the years ended September 30, 2025, 2024 and 2023

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$12,162	$6,787	$5,647
Cash expenses paid	(12,162)	(6,787)	(5,647)
Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$10,397,044	$2,372,160	$1,519,020
Value of gold distributed for redemption of shares-net of change in gold payable	$4,012,302	$1,414,283	$977,967

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$5,309,224	$2,423,086	$546,285
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	12,161	6,787	5,647
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(3,626)	(1,232)	(393)
Net realized (gain)/loss from gold distributed for the redemption of shares	(1,154,537)	(266,368)	(52,550)
Net change in unrealized (gain)/loss on investment in gold	(4,164,118)	(2,162,520)	(499,078)
Increase/(Decrease) in accounts payable to Sponsor	896	247	89
Net cash provided by operating activities	$—	$—	$—

See notes to the combined financial statements.

World Gold Trust

Combined Statements of Changes in Net Assets

For the years ended September 30, 2025, 2024 and 2023

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
Net Assets - Opening Balance	$9,108,169	$5,764,461	$4,639,213
Creations	10,397,053	2,372,160	1,519,020
Redemptions	(3,960,181)	(1,451,538)	(940,057)
Net investment loss	(13,057)	(7,034)	(5,736)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	3,626	1,232	393
Net realized gain/(loss) from gold distributed for the redemption of shares	1,154,537	266,368	52,550
Net change in unrealized gain/(loss) on investment in gold	4,164,118	2,162,520	499,078
Net Assets - Closing Balance	$20,854,265	$9,108,169	$5,764,461

See notes to the combined financial statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Trustee of SPDR® Gold MiniShares® Trust and the Board of Directors of WGC USA Asset Management Company, LLC:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of SPDR® Gold MiniShares® Trust (GLDM), a series of the World Gold Trust (the Trust), including the schedules of investment, as of September 30, 2025 and 2024, the related statements of operations, cash flows, and changes in net assets for each of the years in the three-year period ended September 30, 2025 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of GLDM as of September 30, 2025 and 2024, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), GLDM's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 25, 2025 expressed an unqualified opinion on the effectiveness of GLDM's internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the gold holdings

As disclosed in the schedule of investment, as of September 30, 2025, GLDM's market value of gold holdings was $20.9 billion, representing approximately 100% of GLDM's total assets. All of the gold holdings, which were 5.5 million ounces as of September 30, 2025, were held by a third-party custodians (the custodians).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by GLDM as of September 30, 2025.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over GLDM's gold holdings process, including controls over (1) the comparison of GLDM's records of gold held to the custodians' records and (2) the approval of gold deposits and withdrawals by the trustee of GLDM. We obtained schedules directly from the custodians of GLDM's gold holdings held by the custodians as of September 30, 2025. We compared the total ounces on such schedule to GLDM's record of gold holdings. We also attended and observed part of the physical count of GLDM's gold holdings performed at the custodians' location by a third party engaged by GLDM's sponsor. We obtained the physical count results of that third party and reconciled it to both GLDM's and the custodians' records.

/s/ KPMG LLP

We have served as GLDM’s auditor since 2016.

New York, New York

November 25, 2025

SPDR® Gold MiniShares® Trust

Statements of Financial Condition

at September 30, 2025 and 2024

(Amounts in 000’s of US$ except for share and per share data)	Sep-30, 2025	Sep-30, 2024
ASSETS
Investments in Gold, at fair value (cost $14,202,521 and $6,671,768 at September 30, 2025 and 2024, respectively)	$20,855,894	$9,161,023
Total Assets	$20,855,894	$9,161,023
LIABILITIES
Accounts payable to Sponsor	$1,629	$733
Gold payable	—	52,121
Total Liabilities	$1,629	$52,854
Net Assets	$20,854,265	$9,108,169
Shares issued and outstanding(1)	275,350,000	174,750,000
Net asset value per Share	$75.74	$52.12

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements.

SPDR® Gold MiniShares® Trust

Schedules of Investment

(Amounts in 000’s except for percentages)

September 30, 2025	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	5,452.1	$14,202,521	$20,855,894	100.01%
Total Investment		$14,202,521	$20,855,894	100.01%
Liabilities in excess of other assets			(1,629)	(0.01)%
Net Assets			$20,854,265	100.00%

September 30, 2024	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	3,483.3	$6,671,768	$9,161,023	100.58%
Total Investment		$6,671,768	$9,161,023	100.58%
Liabilities in excess of other assets			(52,854)	(0.58)%
Net Assets			$9,108,169	100.00%

See notes to the financial statements.

SPDR® Gold MiniShares® Trust

Statements of Operations

For the years ended September 30, 2025, 2024 and 2023

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$, except per share data)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
EXPENSES
Sponsor fees	$13,057	$7,034	$5,736
Total expenses	13,057	7,034	5,736
Net investment loss	(13,057)	(7,034)	(5,736)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	3,626	1,232	393
Net realized gain/(loss) from gold distributed for the redemption of shares	1,154,537	266,368	52,550
Net change in unrealized gain/(loss) on investment in gold	4,164,118	2,162,520	499,078
Net realized and change in unrealized gain/(loss) on investment in gold	5,322,281	2,430,120	552,021
Net income/(loss)	$5,309,224	$2,423,086	$546,285
Net income/(loss) per share	$25.06	$15.19	$3.56
Weighted average number of shares (in 000’s)	211,884	159,487	153,402

See notes to the financial statements.

SPDR® Gold MiniShares® Trust

Statements of Cash Flows

For the years ended September 30, 2025, 2024 and 2023

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Cash proceeds received from sales of gold	$12,162	$6,787	$5,647
Cash expenses paid	(12,162)	(6,787)	(5,647)
Increase/(Decrease) in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$10,397,044	$2,372,160	$1,519,020
Value of gold distributed for redemption of shares-net of change in gold payable	$4,012,302	$1,414,283	$977,967

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income/(loss)	$5,309,224	$2,423,086	$546,285
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	12,161	6,787	5,647
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(3,626)	(1,232)	(393)
Net realized (gain)/loss from gold distributed for the redemption of shares	(1,154,537)	(266,368)	(52,550)
Net change in unrealized gain/(loss) on investment in gold	(4,164,118)	(2,162,520)	(499,078)
Increase/(Decrease) in accounts payable to Sponsor	896	247	89
Net cash provided by operating activities	$—	$—	$—

See notes to the financial statements.

SPDR® Gold MiniShares® Trust

Statements of Changes in Net Assets

For the years ended September 30, 2025, 2024 and 2023

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
Net Assets – Opening Balance	$9,108,169	$5,764,461	$4,639,213
Creations	10,397,053	2,372,160	1,519,020
Redemptions	(3,960,181)	(1,451,538)	(940,057)
Net investment loss	(13,057)	(7,034)	(5,736)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	3,626	1,232	393
Net realized gain/(loss) from gold distributed for the redemption of shares	1,154,537	266,368	52,550
Net change in unrealized gain/(loss) on investment in gold	4,164,118	2,162,520	499,078
Net Assets – Closing Balance	$20,854,265	$9,108,169	$5,764,461

See notes to the financial statements.

World Gold Trust
Notes to the Financial Statements

1. Organization

World Gold Trust (the “Trust”), formerly known as “World Currency Gold Trust,” was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020 and December 1, 2023, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest. The beneficial interest in the Trust may be divided into one or more series. SPDR® Gold MiniShares® Trust (“GLDM”) is the only operational series of the Trust as of September 30, 2025.

The accompanying financial statements relate to the Trust and GLDM. The shares of GLDM (the “Shares”) began publicly trading on June 26, 2018 on the NYSE Arca, Inc. (the “NYSE Arca”). The Shares are also listed on the Mexican Stock Exchange (Bolsa Mexicana de Valores). The fiscal year-end of GLDM is September 30th.

The investment objective of GLDM is for the Shares to reflect the performance of the price of gold bullion, less its expenses. GLDM’s only ordinary recurring expense is the Sponsor’s annual fee of 0.10% of its net asset value (“NAV”). The Sponsor believes that, for many investors, the Shares represent a cost-effective investment in gold.

The Bank of New York Mellon (“BNY” or the “Administrator”) is the administrator and transfer agent. BNY also serves as the custodian of GLDM’s cash, if any. ICBC Standard Bank Plc ("ICBC") and JPMorgan Chase Bank, N.A. ("JPMorgan") are the custodians of GLDM's gold (each a “Custodian” and together, the "Custodians"). State Street Global Advisors Funds Distributors, LLC (the “Marketing Agent”) is the Marketing Agent.

The Trust had no operations with respect to the Shares prior to June 26, 2018 other than matters relating to its organization and the registration of the offer and sale of the Shares under the Securities Act of 1933, as amended.

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

2.1    Basis of Accounting

For accounting purposes, GLDM is an investment company within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies, and therefore applies the specialized accounting and reporting guidance therein. It is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

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

The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$)
September 30, 2025	Level 1	Level 2	Level 3
Investment in Gold	$20,855,894	$—	$—
Total	$20,855,894	$—	$—

(Amounts in 000’s of US$)
September 30, 2024	Level 1	Level 2	Level 3
Investment in Gold	$9,161,023	$—	$—
Total	$9,161,023	$—	$—

There were no transfers between Level 1 and other Levels for the years ended September 30, 2025 and 2024.

The Administrator values the gold held by GLDM based on the price of an ounce of gold as determined by ICE Benchmark Administration Limited (the “IBA”). The IBA provides the auction platform and methodology as well as the overall administration and governance for the LBMA Gold Price. In determining the NAV of GLDM, the Administrator values the gold held based on the price of an ounce of gold determined by the IBA 3:00 PM auction process (the “LBMA Gold Price PM”), which is an electronic auction. The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculates the NAV of GLDM on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) is used in the determination of the NAV of GLDM, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such determination.

World Gold Trust
Notes to the Financial Statements

2.5. Custody of Gold

Gold is held by the Custodians on behalf of GLDM, 100% of which is allocated gold in the form of good delivery gold bars. ICBC Standard Bank Plc (“ICBC”) and JPMorgan Chase Bank, N.A. (“JPMorgan”) are GLDM's custodians (each a “Custodian” and together, the “Custodians”)

2.6. Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to GLDM’s account. Generally, ownership of the gold is transferred within one business day of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2025	Sep-30, 2024
Gold receivable	$—	$—

2.7.    Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within one business day of the trade date.

(Amounts in 000’s of US$)	Sep-30, 2025	Sep-30, 2024
Gold payable	$—	$52,121

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

World Gold Trust
Notes to the Financial Statements

2.8.    Creations and Redemptions of Shares—(continued)

As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the years ended September 30, 2025, 2024 and 2023 are as follows:

	Year Ended	Year Ended	Year Ended
(Amounts are in 000’s)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
Activity in Number of Shares Created and Redeemed:
Creations	162,000	52,400	41,200
Redemptions	(61,400)	(33,000)	(25,600)
Net Change in Number of Shares Created and Redeemed	100,600	19,400	15,600

	Year Ended	Year Ended	Year Ended
(Amounts in 000’s of US$)	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
Activity in Value of Shares Created and Redeemed:
Creations	$10,397,053	$2,372,160	$1,519,020
Redemptions	(3,960,181)	(1,451,538)	(940,057)
Net change in Value of Shares Created and Redeemed	$6,436,872	$920,622	$578,963

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

GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the year ended September 30, 2025 of $5,322,281 is made up of a realized gain of $3,626 from the sale of gold to pay Sponsor fees, a realized gain of $1,154,537 from gold distributed for the redemption of shares, and a change in unrealized gain of $4,164,118 on investment in gold.

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

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2025. As of September 30, 2025, the 2024, 2023 and 2022 tax years remain open for examination. There were no examinations in progress at period end.

2.11.    Segment Reporting

GLDM adopted Financial Accounting Standards Board Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”) during the period. GLDM's adoption of the new standard impacted financial statement disclosures only and did not affect GLDM's financial position or results of operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity's chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources.

The Principal Financial and Accounting Officer of the Sponsor performs the functions of GLDM's CODM. The CODM monitors the operating results of GLDM as a whole, and GLDM's asset allocation is managed in accordance with its Prospectus. GLDM operates as a single operating and reporting segment pursuant to its investment objective. GLDM's prospectus describes GLDM's fees, investment objective, and principal risks, among other items. GLDM's portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within GLDM's financial statements. The accompanying financial statements detail GLDM's segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the GLDM's Statements of Financial Condition as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

World Gold Trust
Notes to the Financial Statements

3.    Quarterly Statements of Operations

Year Ended September 30, 2025	Three Months Ended (unaudited)
					Year Ended
(Amounts in 000’s of US$, except per share data)	Dec 31, 2024	Mar 31, 2025	Jun 30, 2025	Sep 30, 2025	Sep 30, 2025
EXPENSES
Sponsor fees	$2,340	$2,635	$3,665	$4,417	$13,057
Total expenses	2,340	2,635	3,665	4,417	$13,057
Net investment loss	(2,340)	(2,635)	(3,665)	(4,417)	$(13,057)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	616	699	1,073	1,238	3,626
Net realized gain/(loss) from gold distributed for the redemption of shares	221,085	34,849	127,783	770,820	1,154,537
Net change in unrealized gain/(loss) on investment in gold	(290,362)	1,865,101	583,779	2,005,600	4,164,118
Net realized and change in unrealized gain/(loss) on investment in gold	(68,661)	1,900,649	712,635	2,777,658	5,322,281
Net income/(loss)	$(71,001)	$1,898,014	$708,970	$2,773,241	$5,309,224
Net income/(loss) per share	$(0.40)	$10.05	$3.13	$10.83	$25.06
Weighted average number of shares (in 000’s)	176,051	188,797	226,343	256,000	211,884

Year Ended September 30, 2024	Three Months Ended (unaudited)
					Year Ended
(Amounts in 000’s of US$, except per share data)	Dec 31, 2023	Mar 31, 2024	Jun 30, 2024	Sep 30, 2024	Sep 30, 2024
EXPENSES
Sponsor fees	$1,507	$1,597	$1,844	$2,086	$7,034
Total expenses	1,507	1,597	1,844	2,086	7,034
Net investment loss	(1,507)	(1,597)	(1,844)	(2,086)	(7,034)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay expenses	135	217	399	481	1,232
Net realized gain/(loss) from gold distributed for the redemption of shares	20,609	36,545	157,765	51,449	266,368
Net change in unrealized gain/(loss) on investment in gold	562,815	438,811	213,703	947,191	2,162,520
Net realized and change in unrealized gain/(loss) on investment in gold	583,559	475,573	371,867	999,121	2,430,120
Net income/(loss)	$582,052	$473,976	$370,023	$997,035	$2,423,086
Net income/(loss) per share	$3.81	$3.03	$2.31	$5.90	$15.19
Weighted average number of shares (in 000’s)	152,788	156,214	159,942	168,972	159,487

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

8.     Financial Highlights

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the years ended September 30, 2025, 2024 and 2023. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended	Year Ended	Year Ended
	Sep-30, 2025	Sep-30, 2024	Sep-30, 2023
Net Asset Value
Net asset value per Share, beginning of period	$52.12	$37.11	$33.20
Net investment income/(loss)	(0.06)	(0.04)	(0.04)
Net Realized and Change in Unrealized Gain/(Loss)	23.68	15.05	3.95
Net Income/(Loss)	23.62	15.01	3.91
Net asset value per Share, end of period	$75.74	$52.12	$37.11
Market value per Share, beginning of period	$52.13	$36.66	$32.98
Market value per Share, end of period	$76.45	$52.13	$36.66
Ratio to average net assets
Net investment loss	(0.10)%	(0.10)%	0.10%
Gross expenses	0.10%	0.10%	0.10%
Net expenses	0.10%	0.10%	0.10%
Total Return, at net asset value	45.32%	40.45%	11.78%
Total Return, at market value	46.65%	42.20%	11.16%

9.     Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Sponsor's management evaluated the possibility of subsequent events impacting the Trust’s and GLDM's financial statements through the filing date and has not identified any material subsequent events requiring adjustment to or disclosure in the financial statements.