Form 10-Q
period 2025-12-31
World Gold Trust
filed 2026-02-04
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2025

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

(212) 317-3800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
SPDR® Gold MiniShares®	GLDM®	NYSE Arca

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

As of February 3, 2026, SPDR® Gold MiniShares® Trust had 318,050,000 Shares outstanding.

WORLD GOLD TRUST

World Gold Trust

PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Combined Statements of Financial Condition

At December 31, 2025 (unaudited) and September 30, 2025

(Amounts in 000’s of US$)	Dec-31, 2025	Sep-30, 2025
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $16,504,535 and $14,202,521 at December 31, 2025 and September 30, 2025, respectively)	$25,289,657	$20,855,894
Gold receivable	-	-
Total Assets	$25,289,657	$20,855,894
LIABILITIES
Accounts payable to Sponsor	$2,139	$1,629
Gold payable	-	-
Total Liabilities	$2,139	$1,629
Net Assets	$25,287,518	$20,854,265

See notes to the unaudited financial statements.

World Gold Trust

Combined Schedules of Investment

(Amounts in 000’s except for percentages)
				% of
December 31, 2025	Ounces of gold	Cost	Fair Value	Net Assets
(unaudited)
Investment in Gold	5,870.5	$16,504,535	$25,289,657	100.01%
Total Investment		$16,504,535	$25,289,657	100.01%
Liabilities in excess of other assets			(2,139)	(0.01)%
Net Assets			$25,287,518	100.00%

				% of
September 30, 2025	Ounces of gold	Cost	Fair Value	Net Assets
Investment in Gold	5,452.1	$14,202,521	$20,855,894	100.01%
Total Investment		$14,202,521	$20,855,894	100.01%
Liabilities in excess of other assets			(1,629)	(0.01)%
Net Assets			$20,854,265	100.00%

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Operations

For the Three Months Ended December 31, 2025 and December 31, 2024

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2025	Dec-31, 2024
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$5,979	$2,340
Total expenses	5,979	2,340
Net investment loss	(5,979)	(2,340)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1,905	616
Net realized gain/(loss) from gold distributed for the redemption of shares	557,615	221,085
Net change in unrealized gain/(loss) on investment in gold	2,131,749	(290,362)
Net realized and change in unrealized gain/(loss) on investment in gold	$2,691,269	$(68,661)
Net increase/(decrease) in net assets resulting from operations	$2,685,290	$(71,001)

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Cash Flows

For the Three Months Ended December 31, 2025 and December 31, 2024

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2025	Dec-31, 2024
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds from sales of gold to pay expenses	$5,469	$2,285
Cash expenses paid	(5,469)	(2,285)
Increase/(Decrease) in cash resulting from operations	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$3,322,862	$973,538
Value of gold distributed for redemption of shares-net of change in gold payable	$1,574,899	$878,260

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2025	Dec-31, 2024
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net increase/(decrease) in net assets resulting from operations	$2,685,290	$(71,001)
Adjustments to reconcile net increase/(decrease) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	5,469	2,285
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(1,905)	(616)
Net realized (gain)/loss from gold distributed for the redemption of shares	(557,615)	(221,085)
Net change in unrealized (gain)/loss on investment in gold	(2,131,749)	290,362
Increase/(Decrease) in accounts payable to Sponsor	510	55
Net cash provided by operating activities	$-	$-

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Changes in Net Assets

Three Months Ended December 31, 2025 and December 31, 2024

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2025	Dec-31, 2024
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$20,854,265	$9,108,169
Creations	3,322,862	994,230
Redemptions	(1,574,899)	(826,139)
Net investment loss	(5,979)	(2,340)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1,905	616
Net realized gain/(loss) from gold distributed for the redemption of shares	557,615	221,085
Net change in unrealized gain/(loss) on investment in gold	2,131,749	(290,362)
Net Assets - Closing Balance	$25,287,518	$9,205,259

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Statements of Financial Condition

At December 31, 2025 (unaudited) and September 30, 2025

(Amounts in 000’s of US$ except for share and per share data)	Dec-31, 2025	Sep-30, 2025
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $16,504,535 and $14,202,521 at December 31, 2025 and September 30, 2025, respectively)	$25,289,657	$20,855,894
Gold receivable	-	-
Total Assets	$25,289,657	$20,855,894
LIABILITIES
Accounts payable to Sponsor	$2,139	$1,629
Gold payable	-	-
Total Liabilities	$2,139	$1,629
Net Assets	25,287,518	20,854,265
Shares issued and outstanding (1)	296,550,000	275,350,000
Net asset value per Share	$85.27	$75.74

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Schedules of Investment

(Amounts in 000’s except for percentages)

December 31, 2025	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	5,870.5	$16,504,535	$25,289,657	100.01%
Total Investment		$16,504,535	$25,289,657	100.01%
Liabilities in excess of other assets			(2,139)	(0.01)%
Net Assets			$25,287,518	100.00%

September 30, 2025	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	5,452.1	$14,202,521	$20,855,894	100.01%
Total Investment		$14,202,521	$20,855,894	100.01%
Liabilities in excess of other assets			(1,629)	(0.01)%
Net Assets			$20,854,265	100.00%

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Operations

For the Three Months Ended December 31, 2025 and December 31, 2024

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$, except per share data)	Dec-31, 2025	Dec-31, 2024
	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$5,979	$2,340
Total expenses	5,979	2,340
Net investment loss	(5,979)	(2,340)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1,905	616
Net realized gain/(loss) from gold distributed for the redemption of shares	557,615	221,085
Net change in unrealized gain/(loss) on investment in gold	2,131,749	(290,362)
Net realized and change in unrealized gain/(loss) on investment in gold	2,691,269	(68,661)
Net increase/(decrease) in net assets resulting from operations	$2,685,290	$(71,001)
Net increase/(decrease) in net assets per Share	$9.30	$(0.40)
Weighted average number of shares (in 000’s)	288,635	176,051

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Cash Flows

For the Three Months Ended December 31, 2025 and December 31, 2024

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2025	Dec-31, 2024
	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds from sales of gold to pay expenses	$5,469	$2,285
Cash expenses paid	(5,469)	(2,285)
Increase/(Decrease) in cash resulting from operations	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$3,322,862	$973,538
Value of gold distributed for redemption of shares-net of change in gold payable	$1,574,899	$878,260

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2025	Dec-31, 2024
	(unaudited)	(unaudited)
RECONCILIATION OF NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net increase/(decrease) in net assets resulting from operations	$2,685,290	$(71,001)
Adjustments to reconcile net increase/(decrease) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	5,469	2,285
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(1,905)	(616)
Net realized (gain)/loss from gold distributed for the redemption of shares	(557,615)	(221,085)
Net change in unrealized (gain)/loss on investment in gold	(2,131,749)	290,362
Increase/(Decrease) in accounts payable to Sponsor	510	55
Net cash provided by operating activities	$-	$-

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Changes in Net Assets

For the Three Months Ended December 31, 2025 and December 31, 2024

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2025	Dec-31, 2024
	(unaudited)	(unaudited)
Net Assets - Opening Balance	$20,854,265	$9,108,169
Creations	3,322,862	994,230
Redemptions	(1,574,899)	(826,139)
Net investment loss	(5,979)	(2,340)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	1,905	616
Net realized gain/(loss) from gold distributed for the redemption of shares	557,615	221,085
Net change in unrealized gain/(loss) on investment in gold	2,131,749	(290,362)
Net Assets - Closing Balance	$25,287,518	$9,205,259

See notes to the unaudited financial statements.

WORLD GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

The World Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020 and December 1, 2023, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest. The beneficial interest in the Trust may be divided into one or more series, one of which is operational as of December 31, 2025.

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

The Bank of New York Mellon (“BNY” or the “Administrator”) is the administrator and transfer agent. BNY also serves as the custodian of GLDM’s cash, if any. JPMorgan Chase Bank, N.A. ("JPMorgan") is the custodian of GLDM's gold (the "Custodian"). State Street Global Advisors Funds Distributors, LLC is the marketing agent (the “Marketing Agent”).

The Trust had no operations with respect to GLDM prior to June 26, 2018, other than matters relating to GLDM's organization and the registration of the offer and sale of the Shares under the Securities Act of 1933, as amended.

The Statements of Financial Condition and Schedules of Investment at December 31, 2025, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three months ended December 31, 2025 and 2024 have been prepared without audit.

In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2025 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The results of operations for the three months ended December 31, 2025 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$)
December 31, 2025	Level 1	Level 2	Level 3
Investment in Gold	$25,289,657	$-	$-
Total	$25,289,657	-	-

(Amounts in 000’s of US$)
September 30, 2025	Level 1	Level 2	Level 3
Investment in Gold	$20,855,894	$-	$-
Total	$20,855,894	$-	$-

There were no transfers between Level 1 and other Levels for the three months ended December 31, 2025 or for the year ended September 30, 2025.

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

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2025	2025
Gold receivable	$-	$-

2.7.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within one business day of the trade date.

	Dec-31,	Sep-30,
(Amounts in 000’s of US$)	2025	2025
Gold payable	$-	$-

2.8.	Creations and Redemptions of Shares

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

As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the three months ended December 31, 2025 and 2024 are as follows:

	Three Months	Three Months
	Ended	Ended
(Amounts are in 000’s)	Dec-31, 2025	Dec-31, 2024
Activity in Number of Shares Created and Redeemed:
Creations	39,900	18,800
Redemptions	(18,700)	(15,600)
Net Change in Number of Shares Created and Redeemed	21,200	3,200

	Three Months	Three Months
	Ended	Ended
(Amounts in 000’s of US$)	Dec-31, 2025	Dec-31, 2024
Activity in Value of Shares Created and Redeemed:
Creations	$3,322,862	$994,230
Redemptions	(1,574,899)	(826,139)
Net change in Value of Shares Created and Redeemed	$1,747,963	$168,091

2.9.	Income and Expense (Amounts in 000’s of US$)

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

GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the three months ended December 31, 2025 of $2,691,269 is made up of a realized gain/(loss) of $1,905 from the sale of gold to pay Sponsor fees, a realized gain/(loss) of $557,615 from gold distributed for the redemption of shares, and a change in unrealized gain/(loss) of $2,131,749 on investment in gold.

GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the three months ended December 31, 2024 of $(68,661) is made up of a realized gain/(loss) of $616 from the sale of gold to pay Sponsor fees, a realized gain/(loss) of $221,085 from gold distributed for the redemption of shares, and a change in unrealized gain/(loss) of $(290,362) on investment in gold.

2.10.	Income Taxes

GLDM is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the shareholders, and the Administrator will report GLDM’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2025. As of December 31, 2025, the 2024, 2023 and 2022 tax years remain open for examination. There were no examinations in progress at period end.

2.11.	Segment Reporting

The Principal Financial and Accounting Officer of the Sponsor performs the functions of GLDM's chief operating decision maker (“CODM”). The CODM monitors the operating results of GLDM as a whole, and GLDM's asset allocation is managed in accordance with its Prospectus. GLDM operates as a single operating and reporting segment pursuant to its investment objective. GLDM's prospectus describes GLDM's fees, investment objective, and principal risks, among other items. GLDM's portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within GLDM's financial statements. The accompanying financial statements detail GLDM's segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the GLDM's Statements of Financial Condition as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

GLDM’s primary business activities are the investment in gold and the issuance and sale of Shares. Various factors could affect the price of gold including: (i) global gold supply and demand, which is influenced by such factors as gold’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other gold products, forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, Canada and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; (vi) other economic variables such as income growth, economic output, and monetary policies; and (vii) global or regional political, economic or financial events and situations, especially those that are unexpected in nature. In addition, while gold is used to preserve wealth by investors around the world, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on GLDM’s financial position and results of operations.

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

7.	Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses.  The Trust's maximum exposure under these arrangements is unknown as this would involve future potential claims that may be made against the Trust that have not yet occurred.

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

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three months ended December 31, 2025 and 2024, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three and three months ended December 31, 2025 and 2024

	Three Months	Three Months
	Ended	Ended
	Dec-31, 2025	Dec-31, 2024
	(unaudited)	(unaudited)
Net Asset Value
Net Asset Value per Share, beginning of period	$75.74	$52.12
Net Investment income/(loss)	(0.02)	(0.01)
Net Realized and Change in Unrealized Gain/(Loss)	9.55	$0.38
Net increase/(decrease) in net assets resulting from operations	9.53	$0.39
Net Asset Value per Share, end of period	$85.27	$51.73
Market Value per Share, beginning of period	$76.45	$52.13
Market Value per Share, end of period	$85.37	$51.99
Ratio to average net assets
Net Investment loss(1)	(0.10)%	(0.10)%
Gross expenses(1)	0.10%	0.10%
Net expenses(1)	0.10%	0.10%
Total Return, at Net Asset Value(2)	12.58%	(0.75)%
Total Return, at Market Value(2)	11.67%	(0.27)%

(1)	Percentages are annualized.
(2)	Percentages are not annualized.

9.	Subsequent Events

There are no known events that have occurred subsequent to December 31, 2025 that require additional disclosure in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. This Quarterly Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future gold prices, gold bullion sales, foreign currencies (including the Reference Currencies), foreign currency exchange rates, costs, plans, or objectives are forward-looking statements based on our estimates, beliefs, assumptions and projections. Words such as “could,” “would,” “may,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” and “predict,” and variations on such words, and similar expressions that reflect our current views with respect to future events and fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Important factors that we believe could affect performance and cause results to differ materially from our expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as updated from time to time in World Gold Trust’s Securities and Exchange Commission filings.

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

The beneficial interest in the Trust may be divided into one or more series, of which only SPDR® Gold MiniShares® Trust (“GLDM”) is operational as of December 31, 2025. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.

Gold is held by JPMorgan Chase Bank, N.A. ("JPMorgan" or the "Custodian") on behalf of GLDM.

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

Share price & NAV v. gold price - June 26, 2018 to December 31, 2025

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

Bureau Veritas Commodities UK Ltd. (formerly Inspectorate International Limited) ("Bureau Veritas") conducts two counts each year of the gold bullion held on behalf of GLDM at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. On September 30, 2025, Bureau Veritas concluded the annual full count of the Trust’s gold bullion held by JPMorgan at its London vault. During the period in which the annual full count took place, JPMorgan did not hold any gold on behalf of GLDM at its New York or Zurich vaults and, as a result, counts were not conducted at those vault locations. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently at JPMorgan's London vault on March 14, 2025. During the period in which the second count took place, JPMorgan did not hold any gold on behalf of GLDM at its New York or Zurich vaults and, as a result, counts were not conducted at those vault locations. The results can be found on www.spdrgoldshares.com. The Sponsor generally visits the vaults of the Custodian twice a year as part of its due diligence procedures.

Results of Operations

In the three months ended December 31, 2025, 39,900,000 Shares (399 Creation Units) were created in exchange for 789,881.1 ounces of gold, 18,700,000 Shares (187 Creation Units) were redeemed in exchange for 370,179.6 ounces of gold and 1,333.1 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations and redemptions were completed in the normal course of business.

At December 31, 2025, the amount of gold owned by GLDM and held by the Custodian was 5,870,462.1 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $25,289,657,174 based on the LBMA Gold Price PM on December 31, 2025 (cost —$16,504,535,326).

At September 30, 2025, the amount of gold owned by GLDM and held by the Custodian was 5,452,093.6 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $20,855,893,744 based on the LBMA Gold Price PM on September 30, 2025 (cost — $14,202,521,382).

Cash Resources and Liquidity

At December 31, 2025, GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to December 31, 2025.

Daily Gold Price - June 26, 2018 to December 31, 2025

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the three and twelve-month periods over the prior three years and for the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) through December 31, 2025, based on the LBMA Gold Price PM, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day (1)
Three months ended March 31, 2023	$1,889.92	$1,993.80	Mar 24, 2023	$1,810.95	Feb 24, 2023	$1,979.70	Mar 31, 2023
Three months ended June 30, 2023	$1,975.93	$2,048.45	Apr 13, 2023	$1,899.60	Jun 29, 2023	$1,912.25	Jun 30, 2023
Three months ended September 30, 2023	$1,928.23	$1,976.10	Jul 20, 2023	$1,870.50	Sep 29, 2023	$1,870.50	Sep 29, 2023
Three months ended December 31, 2023	$1,971.49	$2,078.40	Dec 28, 2023	$1,818.95	Oct 4, 2023	$2,062.40	Dec 29, 2023	(2)
Three months ended March 31, 2024	$2,069.80	$2,214.35	Mar 28, 2024	$1,985.10	Feb 14, 2024	$2,214.35	Mar 28, 2024
Three months ended June 30, 2024	$2,338.18	$2,427.30	May 21, 2024	$2,264.50	Apr 2, 2024	$2,330.90	Jun 28, 2024
Three months ended September 30, 2024	$2,474.29	$2,663.75	Sep 26, 2024	$2,329.10	Jul 1, 2024	$2,629.95	Sep 30, 2024
Three months ended December 31, 2024	$2,663.38	$2,777.80	Oct 30, 2024	$2,567.30	Nov 14, 2024	$2,610.85	Dec 31, 2024	(2)
Three months ended March 31, 2025	$2,859.62	$3,115.10	Mar 31, 2025	$2,633.35	Jan 6, 2025	$3,115.10	Mar 31, 2025
Three months ended June 30, 2025	$3,280.35	$3,435.35	Jun 13, 2025	$3,014.75	Apr 7, 2025	$3,287.45	Jun 30, 2025
Three months ended September 30, 2025	$3,456.54	$3,826.85	Sep 29, 2025	$3,298.85	Jul 31, 2025	$3,825.30	Sep 30, 2025
Three months ended December 31, 2025	$4,135.24	$4,449.40	Dec 23, 2025	$3,872.00	Oct 1, 2025	$4,307.95	Dec 31, 2025	(2)
Twelve months ended December 31, 2023	$1,940.54	$2,078.40	Dec 28, 2023	$1,810.95	Feb 24, 2023	$2,062.40	Dec 29, 2023	(2)
Twelve months ended December 31, 2024	$2,386.20	$2,777.80	Oct 30, 2024	$1,985.10	Feb 14, 2024	$2,610.85	Dec 31, 2024	(2)
Twelve months ended December 31, 2025	$3,431.54	$4,449.40	Dec 23, 2025	$2,633.35	Jan 6, 2025	$4,307.95	Dec 31, 2025	(2)
June 26, 2018 to December 31, 2025	$2,015.86	$4,449.40	Dec 23, 2025	$1,178.40	Aug 17, 2018	$4,307.95	Dec 31, 2025	(2)

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period.
(2)

There was no LBMA Gold Price PM on the last business day of December 2025, 2024 or 2023. The LBMA Gold Price AM on the last business day of December 2025, 2024 and 2023 was $4,307.95, $2,610.85 and $2,062.40, respectively. The Net Asset Value of GLDM on December 31, 2025, 2024 and 2023 was calculated using the LBMA Gold Price AM.

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2025, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2025 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)

Although GLDM does not purchase shares directly from its shareholders, in connection with the redemption of Creation Units, GLDM redeemed 18,700,000 Shares (187 Creation Units) during the quarter ended December 31, 2025 as set forth in the table below.

	Total Number of	Average Ounces of
	Shares	Gold
Period	Redeemed	Per Share
10/1/25 to 10/31/25	2,800,000	0.01980
11/1/25 to 11/30/25	3,600,000	0.01980
12/1/25 to 12/31/25	12,300,000	0.01979
Total	18,700,000	0.01980

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

a)	None.

b)	Not applicable.

c)	No officers or directors of the Sponsor have adopted, modified or terminated trading plans relating to the Trust under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the quarter ended December 31, 2025.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.2	Form of Authorized Participant Agreement

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025.

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

Date: February 4, 2026

*	The Registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the Registrant.