Form 10-Q
period 2026-03-31
World Gold Trust
filed 2026-05-05
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2026

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

As of May 4, 2026, SPDR® Gold MiniShares® Trust had 340,850,000 Shares outstanding.

WORLD GOLD TRUST

World Gold Trust

PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Combined Statements of Financial Condition

At March 31, 2026 (unaudited) and September 30, 2025

(Amounts in 000’s of US$)	Mar-31, 2026	Sep-30, 2025
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $19,436,548 and $14,202,521 at March 31, 2026 and September 30, 2025, respectively)	$29,618,787	$20,855,894
Gold receivable	-	-
Total Assets	$29,618,787	$20,855,894
LIABILITIES
Accounts payable to Sponsor	$2,657	$1,629
Gold payable	-	-
Total Liabilities	$2,657	$1,629
Net Assets	$29,616,130	$20,854,265

See notes to the unaudited financial statements.

World Gold Trust

Combined Schedules of Investment

(Amounts in 000’s except for percentages)
				% of
March 31, 2026	Ounces of gold	Cost	Fair Value	Net Assets
(unaudited)
Investment in Gold	6,427.2	$19,436,548	$29,618,787	100.01%
Total Investment		$19,436,548	$29,618,787	100.01%
Assets/(Liabilities) in excess of other assets/liabilities			(2,657)	(0.01)%
Net Assets			$29,616,130	100.00%

				% of
September 30, 2025	Ounces of gold	Cost	Fair Value	Net Assets
Investment in Gold	5,452.1	$14,202,521	$20,855,894	100.01%
Total Investment		$14,202,521	$20,855,894	100.01%
Liabilities in excess of other assets			(1,629)	(0.01)%
Net Assets			$20,854,265	100.00%

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Operations

For the Three and Six Months Ended March 31, 2026 and March 31, 2025

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2026	Mar-31, 2025	Mar-31, 2026	Mar-31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$7,531	$2,635	$13,510	$4,975
Total expenses	7,531	2,635	13,510	4,975
Net investment loss	(7,531)	(2,635)	(13,510)	(4,975)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2,818	699	4,723	1,316
Net realized gain/(loss) from gold distributed for the redemption of shares	259,539	34,849	817,154	255,934
Net change in unrealized gain/(loss) on investment in gold	1,397,117	1,865,101	3,528,866	1,574,739
Net realized and change in unrealized gain/(loss) on investment in gold	$1,659,474	$1,900,649	$4,350,743	$1,831,988
Net increase/(decrease) in net assets resulting from operations	$1,651,943	$1,898,014	$4,337,233	$1,827,014

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Cash Flows

For the Three and Six Months Ended March 31, 2026 and March 31, 2025

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2026	Mar-31, 2025	Mar-31, 2026	Mar-31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds from sales of gold to pay expenses	$7,013	$2,411	$12,482	$4,696
Cash expenses paid	(7,013)	(2,411)	(12,482)	(4,696)
Increase/(Decrease) in cash resulting from operations	-	-	-	-
Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$3,335,199	$2,262,168	$6,658,061	$3,235,706
Value of gold distributed for redemption of shares-net of change in gold payable	$658,530	$118,064	$2,233,429	$944,204

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2026	Mar-31, 2025	Mar-31, 2026	Mar-31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net increase/(decrease) in net assets resulting from operations	$1,651,943	$1,898,014	$4,337,233	$1,827,014
Adjustments to reconcile net increase/(decrease) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	7,013	2,411	12,482	4,696
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(2,818)	(699)	(4,723)	(1,316)
Net realized (gain)/loss from gold distributed for the redemption of shares	(259,539)	(34,849)	(817,154)	(255,934)
Net change in unrealized (gain)/loss on investment in gold	(1,397,117)	(1,865,101)	(3,528,866)	(1,574,739)
Increase/(Decrease) in accounts payable to Sponsor	518	224	1,028	279
Net cash provided by operating activities	$-	$-	$-	$-

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Changes in Net Assets

For the Three and Six Months Ended March 31, 2026 and March 31, 2025

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2026	Mar-31, 2025	Mar-31, 2026	Mar-31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$25,287,518	$9,205,259	$20,854,265	$9,108,169
Creations	3,335,199	2,241,476	6,658,061	3,235,706
Redemptions	(658,530)	(118,064)	(2,233,429)	(944,204)
Net investment loss	(7,531)	(2,635)	(13,510)	(4,975)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2,818	699	4,723	1,316
Net realized gain/(loss) from gold distributed for the redemption of shares	259,539	34,849	817,154	255,934
Net change in unrealized gain/(loss) on investment in gold	1,397,117	1,865,101	3,528,866	1,574,739
Net Assets - Closing Balance	$29,616,130	$13,226,685	$29,616,130	$13,226,685

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts are in 000's)	Mar-31, 2026	Mar-31, 2025	Mar-31, 2026	Mar-31, 2025
Activity in Number of Shares Created and Redeemed	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Opening Balance	296,550	177,950	275,350	174,750
Creations	34,900	38,500	74,800	57,300
Redemptions	(6,700)	(2,100)	(25,400)	(17,700)
Closing Balance	324,750	214,350	324,750	214,350

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Statements of Financial Condition

At March 31, 2026 (unaudited) and September 30, 2025

(Amounts in 000’s of US$ except for share and per share data)	Mar-31, 2026	Sep-30, 2025
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $19,436,548 and $14,202,521 at March 31, 2026 and September 30, 2025, respectively)	$29,618,787	$20,855,894
Gold receivable	-	-
Total Assets	$29,618,787	$20,855,894
LIABILITIES
Accounts payable to Sponsor	$2,657	$1,629
Gold payable	-	-
Total Liabilities	$2,657	$1,629
Net Assets	29,616,130	20,854,265
Shares issued and outstanding (1)	324,750,000	275,350,000
Net asset value per Share	$91.20	$75.74

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Schedules of Investment

(Amounts in 000’s except for percentages)

March 31, 2026	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	6,427.2	$19,436,548	$29,618,787	100.01%
Total Investment		$19,436,548	$29,618,787	100.01%
Assets/(Liabilities) in excess of other assets/liabilities			(2,657)	(0.01)%
Net Assets			$29,616,130	100.00%

September 30, 2025	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	5,452.1	$14,202,521	$20,855,894	100.01%
Total Investment		$14,202,521	$20,855,894	100.01%
Liabilities in excess of other assets			(1,629)	(0.01)%
Net Assets			$20,854,265	100.00%

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Operations

For the Three and Six Months Ended March 31, 2026 and March 31, 2025

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$, except per share data)	Mar-31, 2026	Mar-31, 2025	Mar-31, 2026	Mar-31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$7,531	$2,635	$13,510	$4,975
Total expenses	7,531	2,635	13,510	4,975
Net investment loss	(7,531)	(2,635)	(13,510)	(4,975)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2,818	699	4,723	1,316
Net realized gain/(loss) from gold distributed for the redemption of shares	259,539	34,849	817,154	255,934
Net change in unrealized gain/(loss) on investment in gold	1,397,117	1,865,101	3,528,866	1,574,739
Net realized and change in unrealized gain/(loss) on investment in gold	1,659,474	1,900,649	4,350,743	1,831,988
Net increase/(decrease) in net assets resulting from operations	$1,651,943	$1,898,014	$4,337,233	$1,827,014
Net increase/(decrease) in net assets per Share	$5.20	$10.05	$14.31	$10.02
Weighted average number of shares (in 000’s)	317,763	188,797	303,039	182,354

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Cash Flows

For the Three and Six Months Ended March 31, 2026 and March 31, 2025

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2026	Mar-31, 2025	Mar-31, 2026	Mar-31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds from sales of gold to pay expenses	$7,013	$2,411	$12,482	$4,696
Cash expenses paid	(7,013)	(2,411)	(12,482)	(4,696)
Increase/(Decrease) in cash resulting from operations	-	-	-	-
Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$3,335,199	$2,262,168	$6,658,061	$3,235,706
Value of gold distributed for redemption of shares-net of change in gold payable	$658,530	$118,064	$2,233,429	$944,204

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2026	Mar-31, 2025	Mar-31, 2026	Mar-31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net increase/(decrease) in net assets resulting from operations	$1,651,943	$1,898,014	$4,337,233	$1,827,014
Adjustments to reconcile net increase/(decrease) to net cash provided by operating activities:			-
Proceeds from sales of gold to pay expenses	7,013	2,411	12,482	4,696
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(2,818)	(699)	(4,723)	(1,316)
Net realized (gain)/loss from gold distributed for the redemption of shares	(259,539)	(34,849)	(817,154)	(255,934)
Net change in unrealized (gain)/loss on investment in gold	(1,397,117)	(1,865,101)	(3,528,866)	(1,574,739)
Increase/(Decrease) in accounts payable to Sponsor	518	224	1,028	279
Net cash provided by operating activities	$-	$-	$-	$-

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Changes in Net Assets

For the Three and Six Months Ended March 31, 2026 and March 31, 2025

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2026	Mar-31, 2025	Mar-31, 2026	Mar-31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$25,287,518	$9,205,259	$20,854,265	$9,108,169
Creations	3,335,199	2,241,476	6,658,061	3,235,706
Redemptions	(658,530)	(118,064)	(2,233,429)	(944,204)
Net investment loss	(7,531)	(2,635)	(13,510)	(4,975)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2,818	699	4,723	1,316
Net realized gain/(loss) from gold distributed for the redemption of shares	259,539	34,849	817,154	255,934
Net change in unrealized gain/(loss) on investment in gold	1,397,117	1,865,101	3,528,866	1,574,739
Net Assets - Closing Balance	$29,616,130	$13,226,685	$29,616,130	$13,226,685

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts are in 000's)	Mar-31, 2026	Mar-31, 2025	Mar-31, 2026	Mar-31, 2025
Activity in Number of Shares Created and Redeemed	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Opening Balance	296,550	177,950	275,350	174,750
Creations	34,900	38,500	74,800	57,300
Redemptions	(6,700)	(2,100)	(25,400)	(17,700)
Closing Balance	324,750	214,350	324,750	214,350

See notes to the unaudited financial statements.

WORLD GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

The World Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020 and December 1, 2023, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest. The beneficial interest in the Trust may be divided into one or more series, one of which is operational as of March 31, 2026.

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

The Statements of Financial Condition and Schedules of Investment at March 31, 2026, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three and six months ended March 31, 2026 and 2025 have been prepared without audit.

In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2026 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The results of operations for the three and six months ended March 31, 2026 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes GLDM’s investment at fair value:

(Amounts in 000’s of US$)
March 31, 2026	Level 1	Level 2	Level 3
Investment in Gold	$29,618,787	$-	$-
Total	$29,618,787	-	-

(Amounts in 000’s of US$)
September 30, 2025	Level 1	Level 2	Level 3
Investment in Gold	$20,855,894	$-	$-
Total	$20,855,894	$-	$-

There were no transfers between Level 1 and other Levels for the six months ended March 31, 2026 or for the year ended September 30, 2025.

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

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2026	2025
Gold receivable	$-	$-

2.7.	Gold Payable

Gold payable represents the quantity of gold covered by contractually binding orders for the redemption of Shares where the gold has not yet been transferred out of GLDM’s account. Generally, ownership of the gold is transferred within one business day of the trade date.

	Mar-31,	Sep-30,
(Amounts in 000’s of US$)	2026	2025
Gold payable	$-	$-

2.8.	Creations and Redemptions of Shares

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

As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the Shares for the six months ended March 31, 2026 and 2025 are as follows:

	Six Months	Six Months
	Ended	Ended
(Amounts are in 000’s)	Mar-31, 2026	Mar-31, 2025
Activity in Number of Shares Created and Redeemed:
Creations	74,800	57,300
Redemptions	(25,400)	(17,700)
Net Change in Number of Shares Created and Redeemed	49,400	39,600

	Six Months	Six Months
	Ended	Ended
(Amounts in 000’s of US$)	Mar-31, 2026	Mar-31, 2025
Activity in Value of Shares Created and Redeemed:
Creations	$6,658,061	$3,235,706
Redemptions	(2,233,429)	(944,204)
Net change in Value of Shares Created and Redeemed	$4,424,632	$2,291,503

2.9.	Income and Expense (Amounts in 000’s of US$)

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

GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the three and six months ended March 31, 2026 of $1,659,474 and $4,350,743, respectively, is made up of a realized gain/(loss) of $2,818 and $4,723, respectively, from the sale of gold to pay Sponsor fees, a realized gain/(loss) of $259,539 and $817,154, respectively, from gold distributed for the redemption of shares, and a change in unrealized gain/(loss) of $1,397,117 and $3,528,866, respectively, on investment in gold.

GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the three and six months ended March 31, 2025 of $1,900,649 and $1,831,988, respectively, is made up of a realized gain/(loss) of $699 and $1,316, respectively, from the sale of gold to pay Sponsor fees, a realized gain/(loss) of $34,849 and $255,934, respectively, from gold distributed for the redemption of shares, and a change in unrealized gain/(loss) of $1,865,101 and $1,574,739, respectively, on investment in gold.

2.10.	Income Taxes

GLDM is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income tax. Instead, its income and expenses “flow through” to the shareholders, and the Administrator will report GLDM’s proceeds, income, deductions, gains and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2026. As of March 31, 2026, the 2025, 2024 and 2023 tax years remain open for examination. There were no examinations in progress at period end.

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

The following presentation includes financial highlights related to investment performance and operations of a Share outstanding for the three and six months ended March 31, 2026 and 2025, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three and six months ended March 31, 2026 and 2025

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Mar-31, 2026	Mar-31, 2025	Mar-31, 2026	Mar-31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Asset Value
Net Asset Value per Share, beginning of period	$85.27	$51.73	$75.74	$52.12
Net Investment income/(loss) (1)	(0.02)	(0.01)	(0.04)	(0.03)
Net Realized and Change in Unrealized Gain/(Loss) (2)	5.95	$9.99	15.50	9.62
Net increase/(decrease) in net assets resulting from operations	5.93	$9.98	15.46	9.59
Net Asset Value per Share, end of period	$91.20	$61.71	$91.20	$61.71
Market Value per Share, beginning of period	$85.37	$51.99	$76.45	$52.13
Market Value per Share, end of period	$92.69	$61.89	$92.69	$61.89
Ratio to average net assets
Net Investment loss(3)	(0.10)%	(0.10)%	(0.10)%	(0.10)%
Gross expenses(3)	0.10%	0.10%	0.10%	0.10%
Net expenses(3)	0.10%	0.10%	0.10%	0.10%
Total Return, at Net Asset Value(4)	6.95%	19.29%	20.41%	18.40%
Total Return, at Market Value(4)	8.57%	19.04%	21.24%	18.72%

(1)	Based on average Shares outstanding during the period.
(2)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust's underlying investment.

(3)	Percentages are annualized.
(4)	Percentages are not annualized.

8.	Subsequent Events

There are no known events that have occurred subsequent to March 31, 2026 that require additional disclosure in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The beneficial interest in the Trust may be divided into one or more series, of which only SPDR® Gold MiniShares® Trust (“GLDM”) is operational as of March 31, 2026. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.

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

Share price & NAV v. gold price - June 26, 2018 to March 31, 2026

Critical Accounting Policy

Valuation of Gold, Definition of NAV

GLDM values the investment in gold bullion at fair value. The Bank of New York Mellon (the “Administrator”) will value any gold bullion held by GLDM on the basis of the price of an ounce of gold as determined by the ICE Benchmark Administration Limited (the “IBA”). In determining the NAV, the Administrator will value the gold bullion held by GLDM based on the price of an ounce of gold determined by the IBA 3:00 PM auction process (the “LBMA Gold Price PM”). The Administrator will calculate the NAV on each day the NYSE Arca is open for regular trading, at the earlier of the announcement of the LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. Gold held by GLDM is reported at fair value on the Statement of Financial Condition.

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

Bureau Veritas Commodities UK Ltd. (formerly Inspectorate International Limited) ("Bureau Veritas") conducts two counts each year of the gold bullion held on behalf of GLDM at the vaults of the Custodian. A complete bar count is conducted once per year and coincides with the Trust’s financial year end at September 30th. On September 30, 2025, Bureau Veritas concluded the annual full count of the Trust’s gold bullion held by JPMorgan at its London vault. During the period in which the annual full count took place, JPMorgan did not hold any gold on behalf of GLDM at its New York or Zurich vaults and, as a result, counts were not conducted at those vault locations. The second count is a random sample count and is conducted at a date which falls within the same financial year and was conducted most recently at JPMorgan's London vault on March 17, 2026. During the period in which the second count took place, JPMorgan did not hold any gold on behalf of GLDM at its New York or Zurich vaults and, as a result, counts were not conducted at those vault locations. The results can be found on www.spdrgoldshares.com. The Sponsor generally visits the vaults of the Custodian twice a year as part of its due diligence procedures.

Results of Operations

In the three months ended March 31, 2026, 34,900,000 Shares (349 Creation Units) were created in exchange for 690,763.3 ounces of gold, 6,700,000 Shares (67 Creation Units) were redeemed in exchange for 132,598.3 ounces of gold and 1,427.1 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations and redemptions were completed in the normal course of business.

At March 31, 2026, the amount of gold owned by GLDM and held by the Custodian was 6,427,200.0 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of  $29,618,787,203 based on the LBMA Gold Price PM on March 31, 2026 (cost — $19,436,548,058 ).

At September 30, 2025, the amount of gold owned by GLDM and held by the Custodian was 5,452,093.6 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $20,855,893,744 based on the LBMA Gold Price PM on September 30, 2025 (cost — $14,202,521,382).

Cash Resources and Liquidity

At March 31, 2026, GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to March 31, 2026.

Daily Gold Price - June 26, 2018 to March 31, 2026

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the three and twelve-month periods over the prior three years and for the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) through March 31, 2026, based on the LBMA Gold Price PM, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day (1)
Three months ended June 30, 2023	$1,975.93	$2,048.45	Apr 13, 2023	$1,899.60	Jun 29, 2023	$1,912.25	Jun 30, 2023
Three months ended September 30, 2023	$1,928.23	$1,976.10	Jul 20, 2023	$1,870.50	Sep 29, 2023	$1,870.50	Sep 29, 2023
Three months ended December 31, 2023	$1,971.49	$2,078.40	Dec 28, 2023	$1,818.95	Oct 4, 2023	$2,062.40	Dec 29, 2023	(2)
Three months ended March 31, 2024	$2,069.80	$2,214.35	Mar 28, 2024	$1,985.10	Feb 14, 2024	$2,214.35	Mar 28, 2024
Three months ended June 30, 2024	$2,338.18	$2,427.30	May 21, 2024	$2,264.50	Apr 2, 2024	$2,330.90	Jun 28, 2024
Three months ended September 30, 2024	$2,474.29	$2,663.75	Sep 26, 2024	$2,329.10	Jul 1, 2024	$2,629.95	Sep 30, 2024
Three months ended December 31, 2024	$2,663.38	$2,777.80	Oct 30, 2024	$2,567.30	Nov 14, 2024	$2,610.85	Dec 31, 2024	(2)
Three months ended March 31, 2025	$2,859.62	$3,115.10	Mar 31, 2025	$2,633.35	Jan 6, 2025	$3,115.10	Mar 31, 2025
Three months ended June 30, 2025	$3,280.35	$3,435.35	Jun 13, 2025	$3,014.75	Apr 7, 2025	$3,287.45	Jun 30, 2025
Three months ended September 30, 2025	$3,456.54	$3,826.85	Sep 29, 2025	$3,298.85	Jul 31, 2025	$3,825.30	Sep 30, 2025
Three months ended December 31, 2025	$4,135.24	$4,449.40	Dec 23, 2025	$3,872.00	Oct 1, 2025	$4,307.95	Dec 31, 2025	(2)
Three months ended March 31, 2026	$4,872.89	$5,405.00	Jan 29, 2026	$4,352.95	Jan 2, 2026	$4,608.35	Mar 31, 2026
Twelve months ended March 31, 2024	$1,986.44	$2,214.35	Mar 28, 2024	$1,818.95	Oct 4, 2023	$2,214.35	Mar 28, 2024
Twelve months ended March 31, 2025	$2,583.66	$3,115.10	Mar 31, 2025	$2,264.50	Apr 2, 2024	$3,115.10	Mar 31, 2025
Twelve months ended March 31, 2026	$3,936.87	$5,405.00	Jan 29, 2026	$3,014.75	Apr 7, 2025	$4,608.35	Mar 31, 2026
June 26, 2018 to March 31, 2026	$2,108.31	$5,405.00	Jan 29, 2026	$1,178.40	Aug 17, 2018	$4,608.35	Mar 31, 2026

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period.
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

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and to the Audit Committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

The duly authorized officers of the Sponsor, performing functions equivalent to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of GLDM’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of GLDM were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act on behalf of GLDM are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and to the Audit Committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

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

c)

Although GLDM does not purchase shares directly from its shareholders, in connection with the redemption of Creation Units, GLDM redeemed 6,700,000 Shares (67 Creation Units) during the quarter ended March 31, 2026 as set forth in the table below.

	Total Number of	Average Ounces of
	Shares	Gold
Period	Redeemed	Per Share
1/1/26 to 1/31/26	—	—
2/1/26 to 2/28/26	1,000,000	0.01979
3/1/26 to 3/31/26	5,700,000	0.01979
Total	6,700,000	0.01979

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

a)	None.

b)	Not applicable.

c)	No officers or directors of the Sponsor have adopted, modified or terminated trading plans relating to the Trust under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the quarter ended March 31, 2026.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.2	Form of Authorized Participant Agreement

10.4.5	Fifth Amendment to Transfer Agency and Service Agreement dated February 27, 2026

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

WGC USA Asset Management Company, LLC Sponsor of the World Gold Trust
(Registrant)

By:	/s/ Jonathan Spiegel
Jonathan Spiegel
Principal Executive Officer*

By:	/s/ Amanda Krichman
Amanda Krichman
Principal Financial and Accounting Officer*

Date: May 5, 2026

*	The Registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the Registrant.