Form 10-Q
period 2026-06-30
World Gold Trust
filed 2026-08-04
CIK 1618181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2026

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

As of August 3, 2026, SPDR® Gold MiniShares® Trust had 344,150,000 Shares outstanding.

WORLD GOLD TRUST

World Gold Trust

PART I—FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Combined Statements of Financial Condition

At June 30, 2026 (unaudited) and September 30, 2025

(Amounts in 000’s of US$)	Jun-30, 2026	Sep-30, 2025
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $21,239,188 and $14,202,521 at June 30, 2026 and September 30, 2025, respectively)	$27,303,440	$20,855,894
Gold receivable	-	-
Total Assets	$27,303,440	$20,855,894
LIABILITIES
Accounts payable to Sponsor	$2,358	$1,629
Gold payable	39,827	-
Total Liabilities	$42,185	$1,629
Net Assets	$27,261,255	$20,854,265

See notes to the unaudited financial statements.

World Gold Trust

Combined Schedules of Investment

(Amounts in 000’s except for percentages)
				% of
June 30, 2026	Ounces of gold	Cost	Fair Value	Net Assets
(unaudited)
Investment in Gold	6,781.7	$21,239,188	$27,303,440	100.15%
Total Investment		$21,239,188	$27,303,440	100.15%
Assets/(Liabilities) in excess of other assets/liabilities			(42,185)	(0.15)%
Net Assets			$27,261,255	100.00%

				% of
September 30, 2025	Ounces of gold	Cost	Fair Value	Net Assets
Investment in Gold	5,452.1	$14,202,521	$20,855,894	100.01%
Total Investment		$14,202,521	$20,855,894	100.01%
Liabilities in excess of other assets			(1,629)	(0.01)%
Net Assets			$20,854,265	100.00%

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Operations

For the Three and Nine Months Ended June 30, 2026 and June 30, 2025

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2026	Jun-30, 2025	Jun-30, 2026	Jun-30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$7,546	$3,665	$21,056	$8,640
Total expenses	7,546	3,665	21,056	8,640
Net investment loss	(7,546)	(3,665)	(21,056)	(8,640)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2,581	1,073	7,304	2,389
Net realized gain/(loss) from gold distributed for the redemption of shares	127,521	127,783	944,675	383,717
Net change in unrealized gain/(loss) on investment in gold	(4,117,987)	583,779	(589,121)	2,158,518
Net realized and change in unrealized gain/(loss) on investment in gold	$(3,987,885)	$712,635	$362,858	$2,544,624
Net increase/(decrease) in net assets resulting from operations	$(3,995,431)	$708,970	$341,802	$2,535,984

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Cash Flows

For the Three and Nine Months Ended June 30, 2026 and June 30, 2025

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2026	Jun-30, 2025	Jun-30, 2026	Jun-30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds from sales of gold to pay expenses	$7,845	$3,399	$20,327	$8,095
Cash expenses paid	(7,845)	(3,399)	(20,327)	(8,095)
Increase/(Decrease) in cash resulting from operations	-	-	-	-
Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$2,076,423	$2,164,466	$8,734,484	$5,400,172
Value of gold distributed for redemption of shares-net of change in gold payable	$396,040	$419,841	$2,629,469	$1,364,045

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2026	Jun-30, 2025	Jun-30, 2026	Jun-30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net increase/(decrease) in net assets resulting from operations	$(3,995,431)	$708,970	$341,802	$2,535,984
Adjustments to reconcile net increase/(decrease) to net cash provided by operating activities:
Proceeds from sales of gold to pay expenses	7,845	3,399	20,327	8,095
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(2,581)	(1,073)	(7,304)	(2,389)
Net realized (gain)/loss from gold distributed for the redemption of shares	(127,521)	(127,783)	(944,675)	(383,717)
Net change in unrealized (gain)/loss on investment in gold	4,117,987	(583,779)	589,121	(2,158,518)
Increase/(Decrease) in accounts payable to Sponsor	(299)	266	729	545
Net cash provided by operating activities	$-	$-	$-	$-

See notes to the unaudited financial statements.

World Gold Trust

Unaudited Combined Statements of Changes in Net Assets

For the Three and Nine Months Ended June 30, 2026 and June 30, 2025

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2026	Jun-30, 2025	Jun-30, 2026	Jun-30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$29,616,130	$13,226,685	$20,854,265	$9,108,169
Creations	2,076,423	2,164,466	8,734,484	5,400,172
Redemptions	(435,867)	(419,841)	(2,669,296)	(1,364,045)
Net investment loss	(7,546)	(3,665)	(21,056)	(8,640)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2,581	1,073	7,304	2,389
Net realized gain/(loss) from gold distributed for the redemption of shares	127,521	127,783	944,675	383,717
Net change in unrealized gain/(loss) on investment in gold	(4,117,987)	583,779	(589,121)	2,158,518
Net Assets - Closing Balance	$27,261,255	$15,680,280	$27,261,255	$15,680,280

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts are in 000's)	Jun-30, 2026	Jun-30, 2025	Jun-30, 2026	Jun-30, 2025
Activity in Number of Shares Created and Redeemed	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Opening Balance	324,750	214,350	275,350	174,750
Creations	22,500	33,200	97,300	90,500
Redemptions	(5,000)	(6,700)	(30,400)	(24,400)
Closing Balance	342,250	240,850	342,250	240,850

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Statements of Financial Condition

At June 30, 2026 (unaudited) and September 30, 2025

(Amounts in 000’s of US$ except for share and per share data)	Jun-30, 2026	Sep-30, 2025
	(unaudited)
ASSETS
Investments in Gold, at fair value (cost $21,239,188 and $14,202,521 at June 30, 2026 and September 30, 2025, respectively)	$27,303,440	$20,855,894
Gold receivable	-	-
Total Assets	$27,303,440	$20,855,894
LIABILITIES
Accounts payable to Sponsor	$2,358	$1,629
Gold payable	39,827	-
Total Liabilities	$42,185	$1,629
Net Assets	27,261,255	20,854,265
Shares issued and outstanding (1)	342,250,000	275,350,000
Net asset value per Share	$79.65	$75.74

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Schedules of Investment

(Amounts in 000’s except for percentages)

June 30, 2026	Ounces of gold	Cost	Fair Value	% of Net Assets
(unaudited)
Investment in Gold	6,781.7	$21,239,188	$27,303,440	100.15%
Total Investment		$21,239,188	$27,303,440	100.15%
Assets/(Liabilities) in excess of other assets/liabilities			(42,185)	(0.15)%
Net Assets			$27,261,255	100.00%

September 30, 2025	Ounces of gold	Cost	Fair Value	% of Net Assets
Investment in Gold	5,452.1	$14,202,521	$20,855,894	100.01%
Total Investment		$14,202,521	$20,855,894	100.01%
Liabilities in excess of other assets			(1,629)	(0.01)%
Net Assets			$20,854,265	100.00%

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Operations

For the Three and Nine Months Ended June 30, 2026 and June 30, 2025

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$, except per share data)	Jun-30, 2026	Jun-30, 2025	Jun-30, 2026	Jun-30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
EXPENSES
Sponsor fees	$7,546	$3,665	$21,056	$8,640
Total expenses	7,546	3,665	21,056	8,640
Net investment loss	(7,546)	(3,665)	(21,056)	(8,640)
Net realized and change in unrealized gain/(loss) on investment in gold
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2,581	1,073	7,304	2,389
Net realized gain/(loss) from gold distributed for the redemption of shares	127,521	127,783	944,675	383,717
Net change in unrealized gain/(loss) on investment in gold	(4,117,987)	583,779	(589,121)	2,158,518
Net realized and change in unrealized gain/(loss) on investment in gold	(3,987,885)	712,635	362,858	2,544,624
Net increase/(decrease) in net assets resulting from operations	$(3,995,431)	$708,970	$341,802	$2,535,984
Net increase/(decrease) in net assets per Share	$(11.78)	$3.13	$1.08	$12.87
Weighted average number of shares (in 000’s)	339,265	226,343	315,114	197,017

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Cash Flows

For the Three and Nine Months Ended June 30, 2026 and June 30, 2025

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2026	Jun-30, 2025	Jun-30, 2026	Jun-30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCREASE/DECREASE IN CASH FROM OPERATIONS:
Proceeds from sales of gold to pay expenses	$7,845	$3,399	$20,327	$8,095
Cash expenses paid	(7,845)	(3,399)	(20,327)	(8,095)
Increase/(Decrease) in cash resulting from operations	-	-	-	-
Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of shares-net of change in gold receivable	$2,076,423	$2,164,466	$8,734,484	$5,400,172
Value of gold distributed for redemption of shares-net of change in gold payable	$396,040	$419,841	$2,629,469	$1,364,045

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2026	Jun-30, 2025	Jun-30, 2026	Jun-30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
RECONCILIATION OF NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net increase/(decrease) in net assets resulting from operations	$(3,995,431)	$708,970	$341,802	$2,535,984
Adjustments to reconcile net increase/(decrease) to net cash provided by operating activities:			-
Proceeds from sales of gold to pay expenses	7,845	3,399	20,327	8,095
Net realized (gain)/loss from investment in gold sold to pay Sponsor fees	(2,581)	(1,073)	(7,304)	(2,389)
Net realized (gain)/loss from gold distributed for the redemption of shares	(127,521)	(127,783)	(944,675)	(383,717)
Net change in unrealized (gain)/loss on investment in gold	4,117,987	(583,779)	589,121	(2,158,518)
Increase/(Decrease) in accounts payable to Sponsor	(299)	266	729	545
Net cash provided by operating activities	$-	$-	$-	$-

See notes to the unaudited financial statements.

SPDR® Gold MiniShares® Trust

Unaudited Statements of Changes in Net Assets

For the Three and Nine Months Ended June 30, 2026 and June 30, 2025

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2026	Jun-30, 2025	Jun-30, 2026	Jun-30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - Opening Balance	$29,616,130	$13,226,685	$20,854,265	$9,108,169
Creations	2,076,423	2,164,466	8,734,484	5,400,172
Redemptions	(435,867)	(419,841)	(2,669,296)	(1,364,045)
Net investment loss	(7,546)	(3,665)	(21,056)	(8,640)
Net realized gain/(loss) from investment in gold sold to pay Sponsor fees	2,581	1,073	7,304	2,389
Net realized gain/(loss) from gold distributed for the redemption of shares	127,521	127,783	944,675	383,717
Net change in unrealized gain/(loss) on investment in gold	(4,117,987)	583,779	(589,121)	2,158,518
Net Assets - Closing Balance	$27,261,255	$15,680,280	$27,261,255	$15,680,280

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts are in 000's)	Jun-30, 2026	Jun-30, 2025	Jun-30, 2026	Jun-30, 2025
Activity in Number of Shares Created and Redeemed	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Opening Balance	324,750	214,350	275,350	174,750
Creations	22,500	33,200	97,300	90,500
Redemptions	(5,000)	(6,700)	(30,400)	(24,400)
Closing Balance	342,250	240,850	342,250	240,850

See notes to the unaudited financial statements.

WORLD GOLD TRUST

Notes to the Unaudited Financial Statements

1.	Organization

The World Gold Trust (the “Trust”) was organized as a Delaware statutory trust on August 27, 2014 and is governed by the Fourth Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”), dated as of April 16, 2018 and amended on February 6, 2020 and December 1, 2023, between WGC USA Asset Management Company, LLC (the “Sponsor”) and the Delaware Trust Company (the “Trustee”). The Trust is authorized to issue an unlimited number of shares of beneficial interest. The beneficial interest in the Trust may be divided into one or more series, one of which is operational as of June 30, 2026.

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

The Statements of Financial Condition and Schedules of Investment at June 30, 2026, and the Statements of Operations, Changes in Net Assets and Cash Flows for the three and nine months ended June 30, 2026 and 2025 have been prepared without audit.

In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2026 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The results of operations for the three and nine months ended June 30, 2026 are not necessarily indicative of the operating results for the full fiscal year.

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

The following table summarizes GLDM’s investment in gold at fair value:

(Amounts in 000’s of US$)
June 30, 2026	Level 1	Level 2	Level 3
Investment in Gold	$27,303,440	$-	$-
Total	$27,303,440	$-	$-

(Amounts in 000’s of US$)
September 30, 2025	Level 1	Level 2	Level 3
Investment in Gold	$20,855,894	$-	$-
Total	$20,855,894	$-	$-

There were no transfers between Level 1 and other Levels for the nine months ended June 30, 2026 or for the year ended September 30, 2025.

The Administrator values the gold held by GLDM on the basis of the price of an ounce of gold as determined by ICE Benchmark Administration Limited (the “IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the London Bullion Market Association (the “LBMA”). In determining the NAV of GLDM, the Administrator values the gold held on the basis of the price of an ounce of gold determined by the IBA 3:00 PM auction process (the “LBMA Gold Price PM”), which is an electronic auction, with the imbalance calculated, and the price adjusted in rounds (30 seconds in duration). The auction runs twice daily at 10:30 AM and 3:00 PM London time. The Administrator calculates the NAV of GLDM on each day the NYSE Arca is open for regular trading, generally as of 12:00 PM New York time. If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM is used in the determination of the NAV of GLDM, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination.  If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluating the gold held by GLDM.

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

	Jun-30,	Sep-30,
(Amounts in 000’s of US$)	2026	2025
Gold payable	$39,827	$-

2.8.	Creations and Redemptions of Shares

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

As the Shares are redeemable in Creation Units at the option of the Authorized Participants, GLDM has classified the Shares as Net Assets for financial reporting purposes. Changes in the number and value of Shares Created and Redeemed for the nine months ended June 30, 2026 and 2025 are as follows:

	Nine Months	Nine Months
	Ended	Ended
(Amounts are in 000’s)	Jun-30, 2026	Jun-30, 2025
Activity in Number of Shares Created and Redeemed:
Creations	97,300	90,500
Redemptions	(30,400)	(24,400)
Net Change in Number of Shares Created and Redeemed	66,900	66,100

	Nine Months	Nine Months
	Ended	Ended
(Amounts in 000’s of US$)	Jun-30, 2026	Jun-30, 2025
Activity in Value of Shares Created and Redeemed:
Creations	$8,734,484	$5,400,172
Redemptions	(2,669,296)	(1,364,045)
Net change in Value of Shares Created and Redeemed	$6,065,188	$4,036,127

2.9.	Income and Expense (Amounts in 000’s of US$)

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

GLDM’s net realized and change in unrealized gain/(loss) on investment in gold for the three and nine months ended June 30, 2026 of $(3,987,885) and $362,858, respectively, is made up of a realized gain/(loss) of $2,581 and $7,304, respectively, from the sale of gold to pay Sponsor fees, a realized gain/(loss) of $127,521 and $944,675, respectively, from gold distributed for the redemption of Shares, and a change in unrealized gain/(loss) of $(4,117,987) and $(589,121), respectively, on investment in gold.

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

The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2026. As of June 30, 2026, the 2025, 2024 and 2023 tax years remain open for examination. There were no examinations in progress at period end.

2.11.	Segment Reporting

The Principal Financial and Accounting Officer of the Sponsor performs the functions of GLDM's chief operating decision maker (“CODM”). The CODM monitors the operating results of GLDM as a whole, and GLDM's asset allocation is managed in accordance with its Prospectus. GLDM operates as a single operating and reporting segment pursuant to its investment objective. GLDM's Prospectus describes GLDM's fees, investment objective, and principal risks, among other items. GLDM's portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within GLDM's financial statements. The accompanying financial statements detail GLDM's segment assets, liabilities, revenues, and expenses. Segment assets are reflected on GLDM's Statements of Financial Condition as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

3.	Related Parties – Sponsor

Effective February 23, 2022, the Sponsor reduced its annual fee of 0.18% of the NAV of GLDM to 0.10% of the NAV of GLDM and implemented a one-for-two reverse stock split of the Shares which now represent 1/50th of an ounce of gold. The Sponsor’s annual fee equal to 0.10% of the NAV of GLDM is calculated daily. The Sponsor is responsible for the payment of all GLDM’s ordinary fees and expenses, including but not limited to the following: fees charged by GLDM’s Administrator, Custodian, Marketing Agent and Trustee; exchange listing fees; typical maintenance and transaction fees of The Depository Trust Company; SEC registration fees; printing and mailing costs; audit fees and expenses; and legal fees not in excess of $100,000 per annum and expenses and applicable license fees. The Sponsor is not, however, required to pay any extraordinary expenses not incurred in the ordinary course of GLDM’s business as outlined in the Sponsor’s agreement with the Trust.

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

The following presentation includes financial highlights related to investment performance of a Share outstanding for the three and nine months ended June 30, 2026 and 2025, respectively. The total return at net asset value is based on the change in net asset value of a Share during the period and the total return at market value is based on the change in market value of a Share on NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three and nine months ended June 30, 2026 and 2025

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Jun-30, 2026	Jun-30, 2025	Jun-30, 2026	Jun-30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Asset Value
Net Asset Value per Share, beginning of period	$91.20	$61.71	$75.74	$52.12
Net Investment income/(loss) (1)	(0.02)	(0.02)	(0.07)	(0.04)
Net Realized and Change in Unrealized Gain/(Loss) (2)	(11.53)	3.41	3.98	13.02
Net increase/(decrease) in net assets resulting from operations	(11.55)	3.39	3.91	12.98
Net Asset Value per Share, end of period	$79.65	$65.10	$79.65	$65.10
Market Value per Share, beginning of period	$92.69	$61.89	$76.45	$52.13
Market Value per Share, end of period	$79.42	$65.52	$79.42	$65.52
Ratio to average net assets
Net Investment loss(3)	(0.10)%	(0.10)%	(0.10)%	(0.10)%
Gross expenses(3)	0.10%	0.10%	0.10%	0.10%
Net expenses(3)	0.10%	0.10%	0.10%	0.10%
Total Return, at Net Asset Value(4)	(12.66)%	5.49%	5.16%	24.90%
Total Return, at Market Value(4)	(14.32)%	5.87%	3.88%	25.69%

(1)	Based on the average number of Shares outstanding during the period.
(2)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust's underlying investment.

(3)	Percentages are annualized.
(4)	Percentages are not annualized.

9.	Subsequent Events

There are no known events that have occurred subsequent to June 30, 2026 that require additional disclosure in these financial statements.

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

The beneficial interest in the Trust may be divided into one or more series, of which only SPDR® Gold MiniShares® Trust (“GLDM”) is operational as of June 30, 2026. GLDM commenced operations on June 26, 2018. GLDM’s investment objective is for its shares (the “Shares”) to reflect the performance of the price of gold, less its expenses.

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

Share price & NAV v. gold price - June 26, 2018 to June 30, 2026

Critical Accounting Policy

Valuation of Gold, Definition of NAV

GLDM values the investment in gold bullion at fair value. The Bank of New York Mellon (the “Administrator”) will value any gold bullion held by GLDM on the basis of the price of an ounce of gold as determined by the ICE Benchmark Administration Limited (the “IBA”). In determining the NAV, the Administrator will value the gold bullion held by GLDM based on the price of an ounce of gold determined by the IBA 3:00 PM auction process (the “LBMA Gold Price PM”). The Administrator will calculate the NAV on each day the NYSE Arca is open for regular trading, at the earlier of the announcement of the LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price PM is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price (AM or PM) will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination.  If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluating the gold held by GLDM.  Gold held by GLDM is reported at fair value on the Statement of Financial Condition.

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

Results of Operations

In the three months ended June 30, 2026, 22,500,000 Shares (225 Creation Units) were created in exchange for 445,231.5 ounces of gold, 5,000,000 Shares (50 Creation Units) were redeemed in exchange for 98,930.9 ounces of gold and 1,698.9 ounces of gold were sold to pay Sponsor fees. For accounting purposes, GLDM reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of gold is received. Upon a redemption, GLDM delivers gold upon receipt of Shares. These creations and redemptions were completed in the normal course of business.

At June 30, 2026, the amount of gold owned by GLDM and held by the Custodian was 6,781,694.0 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of  $27,303,439,244,based on the LBMA Gold Price PM on June 30, 2026 (cost — $21,239,187,689 ).

At September 30, 2025, the amount of gold owned by GLDM and held by the Custodian was 5,452,093.6 ounces, 100% of which is allocated gold in the form of London Good Delivery gold bars with a market value of $20,855,893,744,based on the LBMA Gold Price PM on September 30, 2025 (cost — $14,202,521,382).

Cash Resources and Liquidity

At June 30, 2026, GLDM did not have any cash balances. When selling gold to pay expenses, GLDM endeavors to sell the exact amount of gold needed to pay expenses in order to minimize GLDM’s holdings of assets other than gold or any gold receivable. As a consequence, we expect that GLDM will not record any net cash flow from its operations and that its cash balance will be zero at the end of each reporting period.

Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Shares, it is important to understand the recent movements in the price of gold. However, past movements in the price of gold are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) to June 30, 2026.

Daily Gold Price - June 26, 2018 to June 30, 2026

LBMA Gold Price PM USD

The average, high, low and end-of-period gold prices for the three and twelve-month periods over the prior three years and for the period from June 26, 2018 (the first date the Shares began trading on the NYSE Arca) through June 30, 2026, based on the LBMA Gold Price PM, were:

							Last
						End of	business
Period	Average	High	Date	Low	Date	period	day (1)
Three months ended September 30, 2023	$1,928.23	$1,976.10	Jul 20, 2023	$1,870.50	Sep 29, 2023	$1,870.50	Sep 29, 2023
Three months ended December 31, 2023	$1,971.49	$2,078.40	Dec 28, 2023	$1,818.95	Oct 4, 2023	$2,062.40	Dec 29, 2023	(2)
Three months ended March 31, 2024	$2,069.80	$2,214.35	Mar 28, 2024	$1,985.10	Feb 14, 2024	$2,214.35	Mar 28, 2024
Three months ended June 30, 2024	$2,338.18	$2,427.30	May 21, 2024	$2,264.50	Apr 2, 2024	$2,330.90	Jun 28, 2024
Three months ended September 30, 2024	$2,474.29	$2,663.75	Sep 26, 2024	$2,329.10	Jul 1, 2024	$2,629.95	Sep 30, 2024
Three months ended December 31, 2024	$2,663.38	$2,777.80	Oct 30, 2024	$2,567.30	Nov 14, 2024	$2,610.85	Dec 31, 2024	(2)
Three months ended March 31, 2025	$2,859.62	$3,115.10	Mar 31, 2025	$2,633.35	Jan 6, 2025	$3,115.10	Mar 31, 2025
Three months ended June 30, 2025	$3,280.35	$3,435.35	Jun 13, 2025	$3,014.75	Apr 7, 2025	$3,287.45	Jun 30, 2025
Three months ended September 30, 2025	$3,456.54	$3,826.85	Sep 29, 2025	$3,298.85	Jul 31, 2025	$3,825.30	Sep 30, 2025
Three months ended December 31, 2025	$4,135.24	$4,449.40	Dec 23, 2025	$3,872.00	Oct 1, 2025	$4,307.95	Dec 31, 2025	(2)
Three months ended March 31, 2026	$4,872.89	$5,405.00	Jan 29, 2026	$4,352.95	Jan 2, 2026	$4,608.35	Mar 31, 2026
Three months ended June 30, 2026	$4,506.29	$4,870.50	Apr 17, 2026	$4,001.80	Jun 25, 2026	$4,026.05	Jun 30, 2026
Twelve months ended June 30, 2024	$2,076.19	$2,427.30	May 21, 2024	$1,818.95	Oct 4, 2023	$2,330.90	Jun 28, 2024
Twelve months ended June 30, 2025	$2,813.61	$3,435.35	Jun 13, 2025	$2,329.10	Jul 1, 2024	$3,287.45	Jun 30, 2025
Twelve months ended June 30, 2026	$4,234.80	$5,405.00	Jan 29, 2026	$3,298.85	Jul 31, 2025	$4,026.05	Jun 30, 2026
June 26, 2018 to June 30, 2026	$2,181.15	$5,405.00	Jan 29, 2026	$1,178.40	Aug 17, 2018	$4,026.05	Jun 30, 2026

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period.
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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2025, which could materially adversely affect GLDM, the value of the Shares and an investment in the Shares. Except as described below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K. The following risk factor supplements those previously disclosed and relates to GLDM's reliance on the LBMA Good Delivery Rules, the Good Delivery List and related London gold market standards.

GLDM's ability to create and redeem Shares, custody gold bullion and operate efficiently depends on continued market acceptance of the LBMA Good Delivery Rules, the Good Delivery List and related London gold market standards.

GLDM depends on the LBMA’s Good Delivery Rules, the Good Delivery List and related London market standards for the acceptance, transfer, custody and liquidity of gold bullion.  Changes to the Good Delivery Rules, the Good Delivery List or other London market acceptance standards could adversely affect GLDM’s operations and the value of the Shares. GLDM can create and redeem Shares only if gold bullion that satisfies applicable standards can be accepted, transferred, held and delivered through the custodial and authorized participant arrangements upon which GLDM relies. If the LBMA ceases to publish or maintain the Good Delivery Rules or the Good Delivery List, if those standards change materially, or if the custodians, authorized participants or other market participants do not accept a successor or substitute standard, GLDM may be unable to accept gold for creations, deliver gold for redemptions, value or hold gold in the ordinary course, or otherwise continue normal operations without disruption. As a result, creations or redemptions could be delayed, rejected or suspended, and the Shares could trade at a premium or discount to NAV that could be significant. In addition, any transition to a successor or substitute standard or procedure could require operational changes, amendments to agreements, counterparty coordination, regulatory or exchange consultation and revised disclosure, and there can be no assurance that any such transition could be completed promptly, on favorable terms or without material disruption.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust and GLDM. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)

Although GLDM does not purchase shares directly from its shareholders, in connection with the redemption of Creation Units, GLDM redeemed 5,000,000 Shares (50 Creation Units) during the quarter ended June 30, 2026 as set forth in the table below.

	Total Number of	Average Ounces of
	Shares	Gold
Period	Redeemed	Per Share
4/1/26 to 4/30/26	800,000	0.01979
5/1/26 to 5/31/26	1,500,000	0.01979
6/1/26 to 6/30/26	2,700,000	0.01979
Total	5,000,000	0.01979

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

a)	None.

b)	Not applicable.

c)	No officers or directors of the Sponsor have adopted, modified or terminated trading plans relating to the Trust under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the quarter ended June 30, 2026.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 4, 2026

*	The Registrant is a trust and the persons are signing in their capacities as officers of WGC USA Asset Management Company, LLC, the Sponsor of the Registrant.